Form 10-Q
period 1996-03-23
COMPUSA INC
filed 1996-05-06
CIK 880323

_____________________________________________________________________________
_
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 23, 1996

                                    OR

[X]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

                      Commission File Number 1-11566

                               CompUSA Inc.
          (Exact name of registrant as specified in its charter)


            DELAWARE                          75-2261497
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)


              14951 North Dallas Parkway, Dallas, Texas  75240
                 (Address of principal executive offices)

     Registrant's telephone number, including area code:  214-982-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ___  No ___

     The registrant had 42,150,352 shares of common stock, $.01 per share par value, outstanding as of April 29, 1996.

_____________________________________________________________________________

                      Part I - FINANCIAL INFORMATION



Item 1.   Financial Statements


          Consolidated Balance Sheets at March 23, 1996 (unaudited)
               and June 24, 1995 . . . . . . . . . . . . . . . . . . . . . 2

          Consolidated Statements of Income for the thirteen weeks
               and thirty-nine weeks ended March 23, 1996 and
               March 25, 1995 (unaudited). . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Cash Flows for the thirty-nine weeks ended March 23, 1996 and March 25, 1995 (unaudited) . . . . 4

          Notes to Consolidated Financial Statements (unaudited) . . . . . 5

     Separate financial statements relating to CompTeam Inc., CompFinance
Inc.
and CompService Inc., the Company's wholly owned subsidiaries, are omitted since they have guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional and joint and several basis, and the Company does not consider such separate financial statements to be material to investors.


Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . 9



                        Part II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .16

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                               CompUSA Inc.

                        CONSOLIDATED BALANCE SHEETS
                       (in thousands, except shares)

                                               March 23,        June 24,
                                                 1996             1995
                                             ------------     ------------
                                              (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . $    295,318     $     95,270
     Accounts receivable, net of allowance
        for doubtful accounts of $1,219 and
        $958 at March 23, 1996 and June 24,
        1995, respectively . . . . . . . . .      118,138           91,727
        Merchandise inventories  . . . . . .      412,663          296,749
        Prepaid expenses and other . . . . .       12,587           14,451
                                             ------------     ------------
          Total current assets . . . . . . .      838,706          498,197
Property and equipment, net. . . . . . . . .      122,404          104,928
Other assets . . . . . . . . . . . . . . . .        6,983            7,386
                                             ------------     ------------
                                             $    968,093     $    610,511
                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable . . . . . . . . . . . .$    468,966     $    268,380
     Accrued liabilities  . . . . . . . . . .      82,102           48,655
     Current portion of capital lease
        obligations . . . . . . . . . . . . .       4,651            4,965
                                             ------------     ------------
          Total current liabilities . . . . .     555,719          322,000
Capital lease obligations . . . . . . . . . .       4,460            5,092
Senior Subordinated Notes . . . . . . . . . .     110,000          110,000
Deferred income taxes . . . . . . . . . . . .       6,235            2,464
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 per share par
        value, 10,000 shares authorized,
        none issued . . . . . . . . . . . . .         --                --
     Common stock, $.01 per share par value,
        100,000,000 shares authorized, with
        42,255,568 shares issued at March 23,
        1996; no par value, $.01 per share
        stated value, with 37,833,818 shares
        issued and outstanding at June 24,
        1995  . . . . . . . . . . . . . . . .         423              378
     Paid-in capital  . . . . . . . . . . . .     232,309          154,311
     Retained earnings  . . . . . . . . . . .      61,776           16,266
                                             ------------     ------------
                                                  294,508          170,955

     Less:  Treasury stock, at cost, 189,730
        shares at March 23, 1996  . . . . . .      (2,829)             --
                                             ------------     ------------
          Total stockholders' equity  . . . .     291,679          170,955
                                             ------------     ------------
                                             $    968,093     $    610,511
                                             ============     ============

                         See accompanying notes.

                              CompUSA Inc.

                     CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share data)
                                (unaudited)

                                                 Thirteen weeks ended             Thirty-nine weeks ended
                                             -----------------------------     -----------------------------
                                               March 23,       March 25,        March 23,         March
25,
                                                 1996            1995             1996              1995
                                             ------------     ------------     -----------      ------------
Net sales . . . . . . . . . . . . . . . . . .$ 1,000,128      $   776,111      $ 2,669,985      $ 2,123,565
Cost of sales and occupancy costs . . . . . .    857,920          676,520        2,308,450        1,860,507
                                             ------------     ------------     ------------     ------------
          Gross profit. . . . . . . . . . . .    142,208           99,591          361,535           63,058

Store operating expenses. . . . . . . . . . .     83,762           65,559          224,780          187,969
Pre-opening expenses. . . . . . . . . . . . .        223              717            3,148            1,902
General and administrative expenses . . . . .     21,213           14,412           52,636           41,203
                                             ------------     ------------     ------------     ------------
          Operating income. . . . . . . . . .     37,010           18,903           80,971           31,984

Other expense (income):
     Interest expense . . . . . . . . . . . .      2,984            2,941            9,164            8,913
     Other income, net. . . . . . . . . . . .     (2,226)            (389)          (4,327)          (1,486)
                                             ------------     ------------     ------------     ------------
                                                     758            2,552            4,837            7,427
                                             ------------     ------------     ------------     ------------
          Income before
                income taxes. . . . . . . . .     36,252           16,351           76,134           24,557
Income tax expense. . . . . . . . . . . . . .     14,183            4,250           30,624            5,891
                                             ------------     ------------     ------------     ------------
          Net income. . . . . . . . . . . . .$    22,069      $    12,101      $    45,510      $    18,666
                                             ============     ============     ============     ============
Income per common and
     common equivalent share. . . . . . . . .$     0.51       $     0.31       $     1.08       $      0.49
                                             ============     ============     ============     ============
Weighted average common and
     common equivalent shares . . . . . . . .     43,397           38,426           42,224           38,072
                                             ============     ============     ============     ============

                          See accompanying notes.

                              CompUSA Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                Thirty-nine weeks ended
                                             -----------------------------
                                               March 23,        March 25,
                                                 1996             1995
                                             ------------     ------------
Cash flows provided by operating activities:
   Net income . . . . . . . . . . . . . . . .$     45,510     $     18,666
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
            Depreciation and amortization.         19,470           15,308
               Changes in assets and
                 liabilities:
                    Decrease (increase) in:
                      Accounts receivable . .     (26,462)           3,488
                      Merchandise inventories    (115,914)         (61,018)
                      Prepaid expenses and
                         other assets . . . .         643             (940)
                    Increase in accounts
                       payable and accrued
                       liabilities. . . . . .     238,448          155,556
                                             ------------     ------------
Net cash provided by operating activities . .     161,695          131,060

Cash flows used in investing activities:
     Capital expenditures . . . . . . . . . .     (33,258)         (19,505)
     Other  . . . . . . . . . . . . . . . . .         629              431
                                             ------------     ------------
Net cash used in investing activities . . . .     (32,629)         (19,074)

Cash flows provided by (used in) financing
  activities:
   Proceeds from issuance of common stock . .      77,923              616
   Purchase of treasury stock . . . . . . . .      (3,521)             --
   Sale of treasury stock to benefit plan . .         812              --
   Borrowings under Credit Agreement  . . . .         --            23,600
   Repayments of borrowings under Credit
      Agreement . . . . . . . . . . . . . . .         --           (58,100)
   Payments under capital lease obligations .      (4,232)          (3,725)
                                             ------------     ------------
Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . .      70,982          (37,609)
                                             ------------     ------------
Net increase in cash and cash equivalents . .     200,048           74,377
Cash and cash equivalents at beginning
   of period  . . . . . . . . . . . . . . . .      95,270           22,505
                                             ------------     ------------

Cash and cash equivalents at end of period. .$    295,318           96,882
                                             ============     ============

                         See accompanying notes.

                              CompUSA Inc.

                 Notes to Consolidated Financial Statements
                              (unaudited)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of CompUSA Inc. and its wholly owned subsidiaries (collectively, "CompUSA" or the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the applicable interim periods. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Certain financial information that is not normally required for interim reporting purposes has been omitted. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995.


2.   Stock Split and Income Per Common and Common Equivalent Share

     Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The dilutive effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

     On March 27, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on April 8, 1996, payable on April 22, 1996. Stock options and all other agreements payable in the Company's common stock (the "Common Stock") have been amended to reflect the split. An amount equal to the par value of shares issued has been transferred from additional paid in capital to the common stock account. All references to the number of shares, except for shares authorized, and income per common and common equivalent share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the stock split on a retroactive basis.




3.   Commitments and Contingencies

     In June 1994, nine lawsuits were filed by certain securityholders of the Company against the Company and certain of its present and former directors and officers seeking class action status on behalf of the purchasers of the Common Stock and 9 1/2% Senior Subordinated Notes due 2000

                              CompUSA Inc.

                               (unaudited)

3.   Commitments and Contingencies (continued):

 ("Senior Subordinated Notes"). On November 28, 1994, the United States District Court for the Northern District of Texas entered Pre-Trial Order No.
1 which, among other things, consolidated the nine separate cases into one consolidated action styled "In re CompUSA Inc. Securities Litigation." A consolidated, amended complaint was filed on February 10, 1995 that alleged violations of the federal securities laws based upon purported misstatements and/or omissions of material fact. Among other things, the plaintiffs alleged that misstatements and omissions by Company personnel relating to projected and historical operating results, sales and other matters involving corporate operations resulted in an inflation of prices of the Common Stock and the Senior Subordinated Notes. On October 30, 1995, the court issued a Memorandum Opinion and Order and an accompanying Judgment in favor of the Company that required the plaintiffs to pay all court costs. On January 12, 1996, the Company completed a settlement of the case in which the plaintiffs agreed not to appeal the judgment against them in exchange for the Company's agreement not to pursue its right to seek recovery of court costs.

     In April 1994, SCI Systems, Inc. filed a lawsuit against the Company in the Circuit Court of Madison County, Alabama alleging various causes of action, including breach of contract, work and labor done, and money due on account and seeking damages of $3 million plus interest, costs and attorneys'
fees.   The complaint was later amended to add as plaintiffs SCI Technology,
Inc., SCI Systems (Alabama), Inc., SCIMEX, Inc., and Adelantos de Tecnologia, S.A. de C.V. The amended complaint also sought damages under the Alabama Commercial Code. The Company asserted a counterclaim for fraud, breach of warranty, negligence and wantonness, seeking an aggregate of $10 million in actual and $5 million in punitive damages. On January 15, 1996, the Company and the plaintiffs reached a settlement resulting in the release and dismissal of all claims.

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as events evolve and additional information becomes available during the course of litigation.

                              CompUSA Inc.

                               (unaudited)


4.   Subsidiary Guarantees

     The Senior Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by CompTeam Inc., CompFinance Inc. and CompService Inc. The combined summarized information of these subsidiaries is as follows:

                                                  As of and for the
                                                Thirty-nine weeks ended
                                             -----------------------------
                                                March 23,       March 25,
                                                 1996             1995
                                             ------------     ------------
                                                     (in thousands)
Intercompany receivables  . . . . . . . . . .$     86,958     $     82,844
Other current assets  . . . . . . . . . . . .      37,745           14,169
Non-current assets  . . . . . . . . . . . . .           1                1
Intercompany payables . . . . . . . . . . . .      14,292            4,172
Other current liabilities . . . . . . . . . .           1                4
Intercompany revenues . . . . . . . . . . . .      26,572           20,743
Other revenues  . . . . . . . . . . . . . . .         629            1,362
Cost and expenses . . . . . . . . . . . . . .         144               78
Net income  . . . . . . . . . . . . . . . . .      13,177            9,838

     In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.


5.   Public Offering

     On September 19, 1995, the Company completed a public offering, selling 4,025,000 newly-issued shares of Common Stock and receiving net proceeds of approximately $77 million (net of offering costs of approximately $4 million).

                              CompUSA Inc.

                               (unaudited)

6.   Treasury Stock

     In December 1995, the Company's Board of Directors authorized the purchase of up to $30.0 million of Common Stock. The shares acquired will provide a source of Common Stock for the Company's stock-based compensation and benefit plans. The funds for stock purchases are provided by internally generated funds. On December 22, 1995, the Company repurchased 236,200 shares of Common Stock, to be held as treasury stock, at a weighted average of $14.89 per share, excluding transaction costs. In February 1996, the Company sold 46,470 treasury shares to the Company's 401(k) plan to fund the Company's required contribution to the plan for 1995.


7.   Supplemental Disclosures of Cash Flow Information

                                                 Thirty-nine weeks ended
                                             -----------------------------
                                                March 23,       March 25,
                                                  1996            1995
                                             ------------     ------------
                                                     (in thousands)
Cash paid during the periods for:
     Interest . . . . . . . . . . . . . . . .$      5,928     $      6,474
     Income taxes . . . . . . . . . . . . . .$     20,104     $      3,993

Investing activities not affecting cash
   are as follows:
     Additions to property and equipment
       under capital leases . . . . . . . . .$      3,286     $      1,652

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Future Results

     With the exception of historical information, the matters discussed in this report are forward looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependance on manufacturers' product development, various inventory risks due to changes in market conditions and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward looking statements.

General

     Fiscal 1995 was a transition year for CompUSA, characterized by a reduction in store growth that allowed the Company to apply its resources to improving the Company's operations. The Company believes it has substantially completed the transition phase of its fiscal 1995 business plan and for fiscal 1996 it is focused on the execution and growth of its businesses.

     All references herein to "fiscal 1996" relate to the fifty-three weeks ending June 29, 1996, and references to "fiscal 1995" relate to the fifty-two weeks ended June 24, 1995. In addition, all references herein to "third quarter of fiscal 1996" and "first nine months of fiscal 1996" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 23, 1996, and all references to "third quarter of fiscal 1995" and "first nine months of fiscal 1995" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 25, 1995.

     The following table sets forth certain operating data for the Company:

                                                  Thirteen weeks ended            Thirty-nine weeks ended
                                             -----------------------------     -----------------------------
                                               March 23,        March 25,       March 23,        March 25,
                                                 1996             1995            1996             1995
                                             ------------     ------------     ------------     ------------
Stores open at end of period. . . . . . . . .     96                83              96               83
Stores opened during the period . . . . . . .      1                 3              11                7
Stores relocated during the period. . . . . .     --                --               1                2
Average net sales per gross square
     foot (1) . . . . . . . . . . . . . . . .    $390              $362           $1,100           $1,026
Comparable store sales increase (2) . . . . .    14.1%             14.3%           13.6%            10.2%

(1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period.
(2) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during the period.

     Average net sales per gross square foot increased during the third quarter of fiscal 1996 compared with the same period last year primarily due to the maturation of the Company's existing store base and increased growth in the Company's direct sales, mail order and service businesses. Service businesses include customer training and technical services.

     Average net sales per gross square foot increased during the first nine months of fiscal 1996 compared with the same period last year primarily due to the maturation of the Company's store base, increased customer demand that was attributable to several factors, one of which was the introduction of Microsoft's Windows(R) 95 operating system, and increased growth in the Company's direct sales, mail order and service businesses.

     In certain instances, the Company has opened additional Computer Superstores(SM) in existing markets, which has resulted in the diversion of sales from existing stores and thus some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

Results of Operations

     As a result of the expansion of the Company's store base, period-to-period comparisons of financial results may not be meaningful, and the results of operations for historical periods may not be indicative of the results to be expected in future periods. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. See ''--Quarterly Data and Seasonality.'' The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                 Thirteen weeks ended            Thirty-nine weeks ended
                                             -----------------------------     -----------------------------
                                               March 23,        March 25,        March 23,        March 25,
                                                 1996             1995             1996              1995
                                             ------------     ------------     ------------     ------------
Net sales . . . . . . . . . . . . . . . . . .     100.0%           100.0%          100.0%           100.0%
Cost of sales and occupancy costs . . . . . .      85.8             87.2            86.5             87.6
                                             ------------     ------------     ------------     ------------
     Gross profit . . . . . . . . . . . . . .      14.2             12.8            13.5             12.4
Store operating expenses. . . . . . . . . . .       8.4              8.4             8.4              8.9
Pre-opening expenses. . . . . . . . . . . . .       0.0              0.1             0.1              0.1
General and administrative expenses . . . . .       2.1              1.9             2.0              1.9
                                             ------------     ------------     ------------     ------------
     Operating income . . . . . . . . . . . .       3.7              2.4             3.0              1.5
Interest expense and other income,
     net. . . . . . . . . . . . . . . . . . .       0.1              0.3             0.2              0.3
                                             ------------     ------------     ------------     ------------
     Income before income taxes . . . . . . .       3.6              2.1             2.8              1.2
Income tax expense. . . . . . . . . . . . . .       1.4              0.5             1.1              0.3
                                             ------------     ------------     ------------     ------------
     Net income . . . . . . . . . . . . . . .       2.2%             1.6%            1.7%             0.9%
                                             ============     ============     ============     ============

Third quarter ended March 23, 1996, compared with the third quarter ended March 25, 1995.

     Net sales for the third quarter of fiscal 1996 increased 29% to $1.00 billion from $776 million for the third quarter of fiscal 1995. The increase in net sales was due to the additional sales volumes attributable to the new stores opened during and subsequent to the third quarter of fiscal 1995 and an increase in comparable store sales of 14.1%. The increase in comparable store sales was primarily due to maturation of the Company's store base and increased growth in its direct sales, mail order and service businesses.

     Gross profit was $142 million, or 14.2% of net sales, in the third quarter of fiscal 1996, compared with $99.6 million, or 12.8% of net sales, in the third quarter of fiscal 1995. The increase in gross profit as a percentage of net sales was primarily due to higher product margin, leveraging of occupancy costs due to higher average sales per store and an increase in the mix of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

     Store operating expenses of $83.8 million, or 8.4% of net sales, for the third quarter of fiscal 1996, remained constant as a percentage of net sales compared with $65.6 mill ion, or 8.4% of net sales, for the third quarter of fiscal 1995.

     Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the third quarter of fiscal 1996, the Company incurred $223,000 in pre-opening expenses in connection with the opening of one new store, compared with $717,000, or $238,000 per store, in pre-opening expenses incurred in the third quarter of fiscal 1995 in connection with the opening of three new stores.

     General and administrative expenses were $21.2 million, or 2.1% of net sales, for the third quarter of fiscal 1996 compared with $14.4 million, or 1.9% of net sales, for the third quarter of fiscal 1995. The increase in general and administrative expense as a percentage of net sales was primarily due to a charge of approximately $2 million relating to discussions undertaken during the quarter regarding the Company's possible purchase of Tandy Corporation's Computer City division. Those discussions were terminated in February 1996.

     Interest expense and other income, net, was $0.8 million for the third quarter of fiscal 1996, compared with $2.6 million for the third quarter of fiscal 1995. The decrease was attributable to increased other income related to higher investment levels during the third quarter of fiscal 1996.
See "--Liquidity and Capital Resources."

     The Company's effective tax rate for the third quarter of fiscal 1996 was 39%, compared with an effective tax rate of 26% for the third quarter of fiscal 1995. The effective tax rate differed in fiscal 1996 from the federal statutory rate primarily due to state income taxes, offset in part by the benefits from tax exempt interest earned by the Company. The fiscal 1995 effective tax rate differed from the federal statutory rate primarily due to recognition of the previously unrecognized tax benefit associated with the fiscal 1994 loss.

     As a result of the above, net income for the third quarter of fiscal 1996 was $22.1 million, or $0.51 per share, compared with net income of $12.1 million, or $0.31 per share, for the third quarter of fiscal 1995.

Nine months ended March 23, 1996, compared with the nine months ended March 25, 1995.

     Net sales for the first nine months of fiscal 1996 increased 26% to $2.67 billion from $2.12 billion for the first nine months of fiscal 1995.
The increase in net sales was due to the additional sales volumes attributable to the new stores opened during and subsequent to the first nine months of fiscal 1995 and an increase in comparable store sales of 13.6%. The increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand that was attributable to several factors, one of which was the introduction of Microsoft's
Windows(R) 95 operating system, and increased growth in the Company's direct sales, mail order and service businesses.

     Gross profit was $362 million, or 13.5% of net sales, in the first nine months of fiscal 1996, compared with $263 million, or 12.4% of net sales, in the first nine months of fiscal 1995. The increase in gross profit as a percentage of net sales was primarily due to higher product margin, an improvement in controllable costs such as inventory shrinkage, leveraging of occupancy costs due to higher average sales per store and an increase in the mix of service revenues to total revenues.

     Store operating expenses were $225 million, or 8.4% of net sales, in the first nine months of fiscal 1996, compared with $188 million, or 8.9% of net sales, in the first nine months of fiscal 1995. The decrease in store operating expenses as a percentage of net sales was primarily due to the leveraging of fixed store costs and lower net advertising expense resulting from increased vendor participation, which factors were partially offset by higher personnel expenses related to the increase in service revenues. Although service revenues generally have higher gross margins than merchandise sales, the related store operating expenses are higher than those related to merchandise sales.

     In the first nine months of fiscal 1996, the Company incurred $3.1 million in pre-opening expenses in connection with the opening of eleven new stores, the relocation of one store and the opening of two Training Supercenter Plus locations, compared with $1.9 million in pre-opening expenses incurred in the first nine months of fiscal 1995 in connection with the opening of seven new stores and the relocation of two stores. The Company incurred average pre-opening expenses of $261,000 per store for the eleven new stores opened during the first nine months of fiscal 1996 and $240,000 per store for the seven new stores opened during the first nine months of fiscal 1995.

     General and administrative expenses of $52.6 million, or 2.0% of net sales, for the first nine months of fiscal 1996 increased as a percentage of net sales compared with $41.2 million, or 1.9% of net sales, for the first nine months of fiscal 1995. The increase in general and administrative expense as a percentage of net sales was primarily due to a charge of approximately $2 million relating to discussions undertaken during the third quarter regarding the Company's possible purchase of Tandy Corporation's Computer City division. Those discussions were terminated in February 1996.

     Interest expense and other income, net, was $4.8 million in the first nine months of fiscal 1996, compared with $7.4 million in the first nine months of fiscal 1995. The decrease is attributable to increased other income related to higher investment levels during fiscal 1996.
See "--Liquidity and Capital Resources."

     The Company's effective tax rate for the first nine months of fiscal
1996 was 40%, compared with an effective tax rate of 24% for the first nine months of fiscal 1995. The effective tax rate differed in fiscal 1996 from the federal statutory rate primarily due to state income taxes, offset in part by the benefits from tax exempt interest earned by the Company. The fiscal 1995 effective tax rate differed from the federal statutory rate primarily due to recognition of the previously unrecognized tax benefit associated with the fiscal 1994 loss.

     As a result of the above, net income for the first nine months of fiscal 1996 was $45.5 million, or $1.08 per share, compared with net income of $18.7 million, or $0.49 per share, for the first nine months of fiscal 1995.


Quarterly Data and Seasonality

     The Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix.

     The Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters.


Liquidity and Capital Resources

     On September 19, 1995, the Company completed a public offering (the "Offering"), selling 4,025,000 newly-issued shares of Common Stock and receiving net proceeds of approximately $77 million (net of offering costs of approximately $4 million).

     In December 1995, the Company's Board of Directors authorized the purchase of up to $30.0 million of Common Stock. The shares acquired will provide a source of Common Stock for the Company's stock-based compensation and benefit plans. The funds for stock purchases are provided by internally generated funds. On December 22, 1995, the Company repurchased 236,200 shares of Common Stock, to be held as treasury stock, at a weighted average of $14.89 per share, excluding transaction costs. In February 1996, the Company sold 46,470 treasury shares to the Company's 401(k) plan to fund the Company's required contribution to the plan for 1995.

     At March 23, 1996, total assets were $968 million, $839 million of which were current assets, including $295 million of cash and cash equivalents.
Net cash provided by operating activities for the first nine months of fiscal 1996 was $162 million, compared with net cash provided by operating activities of $131 million for the first nine months of fiscal 1995. The increase in cash provided by operating activities for the first nine months of fiscal 1996 compared with the first nine months of fiscal 1995 was due to the unusually high accounts payable to inventory ratio on March 23, 1996 of 114%, compared with 87% at the same time last year, which percentage is consistent with the Company's historical levels.

     Approximately three-fourths of the Company's net sales during the first nine months of both fiscal 1996 and fiscal 1995 were sales for which the Company received payment at the time of sale either in cash, by check or by third-party credit cards. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government and education customers.

     Capital expenditures during the first nine months of fiscal 1996 were $33.3 million, $12.2 million of which were for fiscal 1996 new stores, compared with $19.5 million of capital expenditures during the first nine months of fiscal 1995, $7.1 million of which were for fiscal 1995 new stores. During the first nine months of fiscal 1996, the Company opened 11 new Computer Superstores and it plans to open approximately nine new Computer Superstores during the remainder of fiscal 1996. The Company anticipates total capital expenditures of approximately $55 million for all of fiscal 1996. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by vendor, bank and floor plan financing.

     The Company has an unsecured $75 million credit agreement (the ''Credit Agreement'') with a consortium of banks that expires in June 1998. At March 23, 1996, no amounts were outstanding under the Credit Agreement and the Company had approximately $75 million available for future borrowings. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available to the Company from numerous sources and it evaluates equipment leasing as a supplemental source of financing on a continuing basis.

     The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, funds available under the Credit Agreement and the net proceeds from the Offering should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 1996 and to make all required payments of interest on the Senior Subordinated Notes. The level of future expansion will be contingent upon the availability of additional capital.

Inflation

     While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurances that the Company's business will not be affected by inflation in the future.


                                 PART II

Item 1.  Legal Proceedings

  For information on legal proceedings, see Note 3 of Notes to Consolidated Financial Statements.

     The last paragraph of Note 3 of Notes to Consolidated Financial Statements in Item 1 is incorporated herein by reference as if fully restated herein. This paragraph contains forward looking statements that are subject to the risks and uncertainties discussed in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:
       3.1    Restated and Amended Certificate of Incorporation. (7)
       3.2    Restated and Amended Bylaws. (5)
       4.1    Specimen Common Stock Certificate (as amended). (7)
       4.2    Specimen 9 1/2% Senior Subordinated Note Due 2000. (4)
       4.3 Indenture dated June 17, 1993 among CompUSA Inc., as Issuer, Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance Inc., CompService Inc., as Guarantors and U.S. Trust Company of Texas, N.A. as Trustee relating to 9 1/2% Senior Subordinated Notes Due 2000. (2)
       4.4 First Supplemental Indenture dated as of December 1, 1995 among the Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S. Trust Company of Texas, N.A., as trustee. (8)
       4.5    Subsidiary Guarantee executed by CompTeam Inc. (8)
       4.6 Rights Agreement dated April 29, 1994, between the Company and Bank One, Texas, N.A. as Rights Agent. (5)
       4.7 Letter of the Company dated November 1, 1995, appointing First Interstate Bank of Texas, N.A. as substitute Rights Agent under the Rights Agreement. (7)
      10.1 CompUSA Inc. Long-Term Incentive Plan (formerly CompUSA Inc. 1990 Stock Option Plan). (7)
      10.2 $75,000,000 Credit Agreement dated June 16, 1995, among the Company, certain lenders and NationsBank of Texas, N.A. as Administrative Lender. (6)
      10.3    First Amendment to the Credit Agreement dated as of December
              21, 1995 among the Company, certain lenders and NationsBank of Texas, N.A., as Administrative Lender. (8)
      10.4 Promissory Note dated June 16, 1995, in the principal amount of $20,000,000 issued in favor of NationsBank of Texas, N.A.. (6)
      10.5 Promissory Note dated June 16, 1995, in the principal amount of $15,000,000 issued in favor of First Interstate Bank of Texas, N.A.. (6)
      10.6 Promissory Note dated June 16, 1995, in the principal amount of $15,000,000 issued in favor of United States Bank of Oregon. (6)
      10.7 Promissory Note dated June 16, 1995, in the principal amount of $12,500,000 issued in favor of Wells Fargo Bank. (6)
      10.8 Promissory Note dated June 16, 1995, in the principal amount of $12,500,000 issued in favor of Bank One, Texas, N.A. (6)
      10.9 Subsidiary Guaranty dated June 16, 1995, made by CompFinance Inc. and CompService Inc. (6)
      10.10 Agreement and Adoption of Subsidiary Guaranty dated as of December 1, 1995, executed by CompTeam Inc. (8)
      10.11 Subordination Agreement dated June 16, 1995, among CompFinance Inc., CompService Inc., NationsBank of Texas, N.A. and certain lenders. (6)

      10.12   Agreement and Adoption of Subordination Agreement dated as of
              December 1, 1995, executed by CompTeam Inc. (8)
      10.13   The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc. as Landlord and CompUSA
              Inc. as Tenant. (3)
      10.14   CompUSA Inc. 1996 Change in Control Termination Plan. (8)
      10.15   Employment Agreement between the Company and Keith Costine. (1)
      10.16   Form of Employment Agreement dated as of May 1, 1996, between the Company and each of Harold F. Compton, J. Samuel Crowley,
              Ronald J. Gilmore, James F. Halpin, Melvin D. McCall, Lawrence
              N. Mondry, Paul Poyfair, James E. Skinner and Mark R. Walker.(8)
      10.17   Form of Employment Agreement dated as of May 1, 1996, between the Company and each of Anthony J. Cincotta, Aka DeMesa, Paul F.
              Ewert, Robyn Gatch-Priest, Harold Greenberg, James L. Infinger,
              Barry C. McCook, Jack A. Phelps, Ronald D. Strongwater and
              Anthony A. Weiss. (8)
      11      Computations of Income per Common and Common Equivalent Share.(8)

  (b) Reports on Form 8-K.

          None.



(1) Previously filed as an exhibit to Registration Statement No. 33-52236 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
(8)  Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CompUSA Inc.




Date:  May 2, 1996            By: /S/ James E. Skinner

                                 ---------------------------
                               James E. Skinner
                               Executive Vice President, Chief Financial
                                  Officer and Treasurer (Principal Financial and Accounting Officer)

                               Exhibit Index
                                                                      Page
No.

  3.1    Restated and Amended Certificate of Incorporation. (7)
  3.2    Restated and Amended Bylaws. (5)
  4.1    Specimen Common Stock Certificate (as amended). (7)
  4.2    Specimen 91/2% Senior Subordinated Note Due 2000. (4)
  4.3 Indenture dated June 17, 1993 among CompUSA Inc., as Issuer, Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance
         Inc., CompService Inc., as Guarantors and U.S. Trust Company of Texas, N.A. as Trustee relating to 91/2% Senior Subordinated
         Notes Due 2000. (2)
  4.4    First Supplemental Indenture dated as of December 1, 1995 among the Company, CompTeam Inc., CompFinance Inc., CompService Inc.,
         and U.S. Trust Company of Texas, N.A., as trustee. (8)            22
  4.5    Subsidiary Guarantee executed by CompTeam Inc. (8)                27
  4.6    Rights Agreement dated April 29, 1994, between the Company and
         Bank One, Texas, N.A. as Rights Agent. (5)
  4.7 Letter of the Company dated November 1, 1995, appointing First Interstate Bank of Texas, N.A. as substitute Rights Agent under the Rights Agreement. (7)
 10.1    CompUSA Inc. Long-Term Incentive Plan (formerly CompUSA Inc.
         1990 Stock Option Plan). (7)
 10.2    $75,000,000 Credit Agreement dated June 16, 1995, among the
         Company, certain lenders and NationsBank of Texas, N.A. as Administrative Lender. (6)
 10.3 First Amendment to the Credit Agreement dated as of December 21, 1995 among the Company, certain lenders and NationsBank of
         Texas, N.A., as Administrative Lender. (8)                        30
 10.4 Promissory Note dated June 16, 1995, in the principal amount of $20,000,000 issued in favor of NationsBank of Texas, N.A.. (6)
 10.5 Promissory Note dated June 16, 1995, in the principal amount of $15,000,000 issued in favor of First Interstate Bank of Texas,
         N.A.. (6)
 10.6 Promissory Note dated June 16, 1995, in the principal amount of $15,000,000 issued in favor of United States Bank of Oregon. (6)
 10.7 Promissory Note dated June 16, 1995, in the principal amount of $12,500,000 issued in favor of Wells Fargo Bank. (6)
 10.8 Promissory Note dated June 16, 1995, in the principal amount of $12,500,000 issued in favor of Bank One, Texas, N.A. (6)
 10.9    Subsidiary Guaranty dated June 16, 1995, made by CompFinance
         Inc. and CompService Inc. (6)                                     35
 10.10 Agreement and Adoption of Subsidiary Guaranty dated as of December 1, 1995, executed by CompTeam Inc. (8)
 10.11   Subordination Agreement dated June 16, 1995, among CompFinance
         Inc., CompService Inc., NationsBank of Texas, N.A. and certain lenders. (6)

 10.12   Agreement and Adoption of Subordination Agreement dated as of
         December 1, 1995, executed by CompTeam Inc. (8)                   39
 10.13   The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc. as Landlord and CompUSA
         Inc. as Tenant. (3)
 10.14   CompUSA Inc. 1996 Change in Control Termination Plan. (8)         43
 10.15   Employment Agreement between the Company and Keith Costine. (1)
 10.16   Form of Employment Agreement dated as of May 1, 1996, between the Company and each of Harold F. Compton, J. Samuel Crowley,
         Ronald J. Gilmore, James F. Halpin, Melvin D. McCall, Lawrence
         N. Mondry, Paul Poyfair, James E. Skinner and Mark R. Walker.(8)  56
 10.17   Form of Employment Agreement dated as of May 1, 1996, between the Company and each of Anthony J. Cincotta, Aka DeMesa, Paul F. Ewert, Robyn Gatch-Priest, Harold Greenberg, James L. Infinger, Barry C. McCook, Jack A. Phelps, Ronald D. Strongwater and
         Anthony A. Weiss. (8)                                             81
 11      Computations of Income per Common and Common Equivalent
         Share.(8)                                                         99



(1) Previously filed as an exhibit to Registration Statement No. 33-52236 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
(8)  Filed herewith.