Form 10-K
period 1996-06-29
COMPUSA INC
filed 1996-09-24
CIK 880323

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 29, 1996

                                      OR

  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 1-11566

                               ----------------

                                 COMPUSA INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2261497
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                14951 NORTH DALLAS PARKWAY, DALLAS, TEXAS 75240
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 982-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


               TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                 -----------------------------------------
      Common Stock, $.01 per share par value                New York Stock Exchange
    9 1/2% Senior Subordinated Notes Due 2000               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 9, 1996, was $1,570,006,120. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

  The registrant had 45,320,525 shares of common stock, $.01 per share par value, outstanding as of September 9, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held November 6, 1996 are incorporated by reference into Part III of this Report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1. Business........................................................   1
  Item 2. Properties......................................................   5
  Item 3. Legal Proceedings...............................................   6
  Item 4. Submission of Matters to a Vote of Security Holders.............   6
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder
           Matters........................................................   7
  Item 6. Selected Financial Data.........................................   8
  Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................   9
  Item 8. Financial Statements and Supplementary Data.....................  15
  Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................  15
PART III
  Item 10.Directors and Executive Officers of the Company.................  16
  Item 11. Executive Compensation.........................................  16
  Item 12. Security Ownership of Certain Beneficial Owners and Management.  16
  Item 13. Certain Relationships and Related Transactions.................  16
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
            8-K...........................................................  17
  Signatures..............................................................  20
  Index to Consolidated Financial Statements.............................. F-1

                                    PART I

ITEM 1.  BUSINESS

  CompUSA Inc. ("CompUSA" or the "Company") is the leading retailer of personal computers and related products and services, principally through its Computer Superstores(SM) located throughout the United States. Although retail sales through its Computer Superstores are the largest component of the Company's business, its stores also fulfill the principal marketing, product, and service functions of the Company's other businesses, including direct sales to corporate, government, education, and mail order customers and training and technical services.

  The Company opened its first retail store in April 1985 and its first Computer Superstore in April 1988. As of September 1, 1996, the Company operated 106 Computer Superstores in 50 metropolitan areas in 33 states. The stores average approximately 27,000 square feet and achieved average sales per square foot in fiscal 1996 of $1,422.

  In May 1996, the Company acquired PCs Compleat, Inc. ("PCs Compleat"), a leading direct reseller of brand-name personal computers and peripherals, located in Marlborough, Massachusetts. PCs Compleat, a wholly-owned subsidiary of the Company, operates a centralized facility with integrated telephone, computer, and distribution systems. The Company believes the acquisition of PCs Compleat provides a vehicle to more rapidly expand the Company's position in the personal computer mail order business.

  The Company was incorporated in Delaware in 1988 to effect the acquisition of a company formed in 1984 called Soft Warehouse, Inc. Until March 1991, the Company operated under the name "Soft Warehouse, Inc." Except where the context indicates otherwise, all references in this Annual Report to "CompUSA" or "the Company" include all subsidiaries of CompUSA. The Company's principal executive offices are located at 14951 North Dallas Parkway, Dallas, Texas 75240, and its telephone number is (972) 982-4000.

MERCHANDISE

  The Company offers thousands of personal computer hardware, software, accessory, and related products as an essential component of its merchandising strategy. In addition to its in-store selection, which the Company believes is sufficiently broad to satisfy the needs of most of its customers, CompUSA offers customers the ability to special order approximately 25,000 additional products. Although prices for products and services are typically determined centrally, local personnel regularly compare these centrally determined prices with those of competitors and managers have the authority to adjust prices in response to local competitive conditions within guidelines established and controlled centrally. Additionally, prices for special order items are established at each store. Major products offered are as follows:

  HARDWARE. Hardware products include desktop and laptop model personal computers, peripherals, such as printers, modems, monitors, data storage devices, add-on circuit boards, and connectivity products and certain business machines. Major vendors include Apple, Canon, Compaq, Digital, Epson, Hewlett-Packard, IBM, Maxtor, NEC, Packard Bell, Sony, Texas Instruments, and Toshiba. The Company also sells personal computers and related hardware products under its own Compudyne(R) trademark. The private label Compudyne products are manufactured exclusively for the Company by third party manufacturers. The Company has been approached by certain patent owners, including computer manufacturers, that contend the Company should pay royalties in connection with the alleged use of certain patented technology in the assembly and sale of Compudyne personal computers. None of these patent owners has to date provided sufficient information to the Company to lead it to conclude it has any such royalty obligations. However, as additional information becomes available, the Company's assessment of these issues may change.

  SOFTWARE. The Company sells approximately 1,500 different software packages in the business and personal productivity, utility, language, multimedia, education, reference, and entertainment categories. Major vendors include Broderbund, Claris, Disney Interactive, IBM, Intuit, Lotus, Microsoft, Netscape, Novell, SoftKey, and Symantec.

  ACCESSORIES. Accessories sold by the Company include a broad range of personal computer related items and supplies such as diskettes, printer accessories, mice, cables, scanners, CD ROM storage, and furniture. Major vendors include 3M, Avery, Curtis, Fellowes, Daisytek, Gemini, Globe, Hewlett-Packard, Iomega, Kensington, Microsoft, O'Sullivan, Sony, U.S. Robotics, and Western Digital.

DIRECT SALES

  The Company believes that its presence in 50 metropolitan areas, broad product assortment, competitive pricing, customer service, and training and technical services position it to serve the diverse needs of corporate, government, education, and mail order customers by offering a "total solution" to their personal computing needs. CompUSA targets these customers primarily through direct solicitations, telemarketing sales, and catalogs. Direct sales are fulfilled by the Company either from the on-hand inventories in its Computer Superstores or from its central distribution and configuration facility located in the Dallas/Fort Worth area, consisting of approximately 56,000 square feet of distribution space and 10,000 square feet of configuration space.

  CORPORATE. Each of the Company's stores has a corporate sales group that solicits potential corporate customers and offers phone ordering, delivery, business credit, leasing, and other services, including a corporate assistance window for merchandise pickup and technical assistance. The Company offers volume purchase and national account agreements to qualified major customers. The Company's corporate sales group markets overall merchandise selection, pricing, and service along with classroom training and technical services. Larger customers are assigned specific account executives who manage the Company's relationships with these customers. Account managers process the orders from each location.

  GOVERNMENT AND EDUCATION. The government and education sales group markets to federal, state, and local governments, government related entities, and the education market, both directly and as a supplier to systems integrators and other contractors. Approximately 10,000 products from 50 vendors have been approved by the General Services Administration ("GSA") on the fiscal 1996-1999 GSA schedule, making such products eligible for purchase by federal agencies and certain state and local governments. The Company is also an approved training and service vendor on the GSA schedule.

  MAIL ORDER. The Company conducts mail order sales both through its Computer Superstores and through PCs Compleat, a wholly-owned subsidiary.

  Through its Computer Superstores, CompUSA offers mail order customers most of the products that are carried in its stores and sells such products at competitive prices. CompUSA maintains a central call center for telephone orders and fulfills these orders either through its Computer Superstores or the Company's central distribution and configuration facility. Substantially all of CompUSA's advertisements, including its color circulars, feature the Company's toll free mail order telephone number, 1-800-COMPUSA. The Company advertises major brands of personal computer hardware, software, and supplies, as well as its full service offerings of training and technical services in computer journals, airline magazines, catalogs, and many other publications.

  PCs Compleat is a leading direct marketer of brand-name personal computers and peripherals primarily to small and home office users and small to medium size businesses. Founded in 1992, PCs Compleat is one of the top "super direct" sources of brand-name personal computer products and services in the United States. PCs Compleat's mission is to provide its customers with the broad product selection of a superstore, the value and convenience of a direct marketer, and superior service. PCs Compleat's operating strategy utilizes a centralized distribution facility occupying approximately 55,000 square feet in Marlborough, Massachusetts with integrated, state-of-the-art telephone, computer, and distribution systems.

SERVICES

  TRAINING. The Company offers training for customers in each of its businesses through classroom facilities located in all of its stores. Classes are offered for a variety of application and advanced technology software. A Computer Superstore typically has three classrooms, each equipped with a personal computer for each participant. In total, the Company has over 325 classrooms in its stores. Classrooms can accommodate from eight to 14 students and each store offers approximately five to six full-day classes in each classroom per week. The Company's instructors receive periodic training both from software vendors and from the Company. The Company has also opened four stand-alone Training Supercenter Plus(SM) locations, with one in each of the Boston, Dallas, Los Angeles, and Seattle markets. In addition, training can be provided at a customer's facility or at other off-site locations.

  TECHNICAL SERVICES. The Company provides its customers with numerous technical services. Each store maintains a technical services department, open during the store's regular business hours, that employs from five to 15 people. In addition, in fiscal 1996, the Company established outbound technical support and integration service centers in eight markets: Atlanta, Cleveland, Dallas, Los Angeles, New York, North Los Angeles, San Francisco and Washington, D.C. to cater to the needs of corporate and government customers. Services include personal computer systems design, configuration, integration, and testing, technical advice and repairs, including authorized service under many manufacturers' warranties, and installation and delivery. The Company also sells various extended service contracts that are administered and insured by an independent third party. In addition, hardware customers whose purchases are still under manufacturers' warranties may call the Company for technical support at no charge. Technical service is also available by telephone to the general public on a per-minute fee basis.

PURSHASING, VENDOR SELECTION, AND PRODUCT OBSOLESCENCE

  The Company manages the purchase and replenishment of all store merchandise centrally. The inventory management department makes all purchases and directs merchandise transportation and transfers between the Company's facilities. The Company purchases a majority of its merchandise inventory directly from manufacturers, with additional purchases from distributors. Both manufacturers and distributors may ship merchandise inventories directly to the Company's stores, the Company's Dallas/Fort Worth area central distribution and configuration facility, PCs Compleat's centralized distribution facility in Marlborough, Massachusetts, or the Company's three regional cross-dock facilities that consolidate vendor shipments and transfer merchandise to the stores. Substantially all inventory is held at the Company's stores.

  The Company considers numerous factors in vendor selection, including customer demand, product availability, product performance, price, and credit terms. The Company believes that its significant purchase volumes generally allow it to acquire products at or near the lowest prices available. The Company has maintained long-term relationships with vendors but does not have material long-term contracts or commitments with any of them. Brand names and individual products are important to the Company's business. In fiscal 1996, purchases of products from Hewlett-Packard Company constituted in excess of 10% of the Company's aggregate purchases for the year.

  As a retailer of personal computer products, the Company's exposure to product obsolescence and technological advances is less than that faced by manufacturers of such products. Substantially all of the Company's major vendors, either contractually or as a result of the vendor following industry practices, have reduced the Company's exposure to inventory obsolescence by providing favorable provisions, including price protection, stock balancing privileges, and other return privileges, subject to restrictions and limitations in certain circumstances, and promotional allowances for most products purchased. The Company further reduces technology and obsolescence risk through inventory management policies designed to maximize rapid inventory turnover. In fiscal 1996, the Company turned its inventory 7.7 times.

CREDIT

  CompUSA extends credit to qualified corporate, government, education, and mail order customers, generally pursuant to 30 day payment terms. CompUSA makes available revolving credit payment terms through its own private label credit card program, which is provided by an independent financial services company. In addition, the Company accepts most major credit cards, including Visa, Mastercard, American Express, Diners Club, and Discover Card.

  The Company has a third party leasing program pursuant to which the Company refers corporate customers desiring financing to an independent leasing company that purchases the applicable equipment and leases it directly to these customers.

SEASONALITY

  Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 14 of Notes to Consolidated Financial Statements.

PERSONNEL

  The Company considers its relationship with its employees to be excellent. None of the Company's employees are covered by collective bargaining agreements. At August 31, 1996, the Company employed 8,461 full-time and 2,691 part-time employees.

INDUSTRY AND COMPETITION

  The Company believes that sales of personal computers and related products and services have increased as a result of the following factors: (i) growth of the service/information-based sector of the economy; (ii) improvements in personal computer hardware performance and new software applications; (iii) the emergence of industry standards and component compatibility; (iv) reductions in prices of hardware and software; (v) increased user familiarity with personal computers; (vi) the replacement of obsolete hardware, software and peripherals; (vii) increased consumer awareness created, in part, by the "information superhighway" and Internet capabilities; and (viii) office automation and the reengineering of the workplace. The Company also believes that as higher performance personal computers continue to become available at even more attractive prices, the market for personal computers and related products and services should continue to grow.

  The personal computer industry is undergoing significant change. Rapid technological advances, in combination with an increasingly computer literate population, have increased the use and popularity of personal computers, resulting in the emergence and growth of a variety of distribution channels. The Company believes that individuals, businesses, and governments, having gained familiarity with personal computers, require less assistance in making their purchasing decisions and have become increasingly price sensitive. At the same time, intense competition for market share has forced hardware and accessory manufacturers, along with software vendors, to reduce prices and seek new channels through which to sell their products. These factors have resulted in widespread and intense competition among personal computer product resellers. CompUSA believes that its business strategy positions it well to compete successfully in this industry.

  The Company competes with a large number and variety of resellers of personal computers and related products and services in various businesses. In the retail business, the Company primarily competes with other large format computer retailers, large format consumer electronics and office supply retailers, national mail order houses, mass merchants, discounters, specialty electronics retailers, software specialty retailers, and other personal computer retailers. In the corporate, government, and education businesses, the Company primarily competes with outbound dealers, manufacturers, value-added resellers, other large format computer retailers, large format office supply retailers, and general office equipment retailers. In the mail order business, the

Company competes with national mail order houses, manufacturers and distributors that sell directly to the public through the use of mail order catalogs and general trade publications, and other large format computer retailers. In the training business, the Company primarily competes with various local, regional, and national chains of training centers and other large format computer retailers. In the technical services business, the Company primarily competes with other large format computer retailers, manufacturers, various other computer retailers, specialty electronics retailers, and large format consumer electronics and office supply retailers.

  The Company believes that the major competitive factors in its businesses include customer service, breadth and depth of selection, price, technical support, and marketing and sales capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media are important to the Company's ability to compete in its businesses. The Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the personal computer industry, no assurances can be given that the Company will continue to compete successfully with respect to the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices or if the Company were unable to obtain products in a timely manner for an extended period of time. Some of the Company's competitors are larger and/or have substantially greater resources than the Company.

TRADEMARKS AND SERVICE MARKS

  The Company conducts its business under the tradenames "CompUSA" and "PCs Compleat." The Company has been issued registrations for "CompUSA," "Compudyne," "PCs Compleat," and several other marks and has applied in the United States for registrations for several other trademarks and service marks. The Company has also applied for registration of various trademarks and service marks in numerous foreign countries. The Company pursues a program of procuring and maintaining rights under its trademarks and service marks and the associated goodwill. All rights with respect to the Company's trademarks and service marks are fully reserved.

  The Company sells products under various trademarks, service marks, and trade names to which reference is made in this Annual Report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks, and trade names.

ITEM 2.  PROPERTIES

  At September 1, 1996, the Company operated 106 Computer Superstores in 50 metropolitan areas in the 33 states listed below.

                          NUMBER
STATE                    OF STORES
- -----                    ---------
Alaska..................      1
Arizona.................      3
California..............     20
Colorado................      3
Connecticut.............      2
Delaware................      1
Florida.................      7
Georgia.................      4
Idaho...................      1
Illinois................      3
Indiana.................      1
Iowa....................      1
Kansas..................      1
Louisiana...............      1
Maryland................      3
Massachusetts...........      3
Michigan................      3

                          NUMBER
STATE                    OF STORES
- -----                    ---------
Minnesota...............      2
Missouri................      1
Nevada..................      1
New Hampshire...........      1
New Jersey..............      4
New York................      6
North Carolina..........      2
Ohio....................      6
Oklahoma................      1
Pennsylvania............      3
Rhode Island............      1
Tennessee...............      1
Texas...................     12
Virginia................      4
Washington..............      2
Wisconsin...............      1

  All but one of the Company's stores are leased or subleased by the Company with lease terms expiring between 1996 and 2016. In most instances, the Company has renewal options at increased rents. One store is owned by the Company. The Company's stores range in size from 16,000 to 58,800 square feet and average approximately 27,000 square feet. The Company's headquarters, located in Dallas, Texas, occupies approximately 177,000 square feet of leased space. The initial lease term for the Company's headquarters has approximately seven years remaining and the Company has renewal options on the lease at increased rents. The Company also leases space to operate four stand-alone Training Supercenter Plus locations, averaging approximately 5,200 square feet. In addition, the Company leases warehouse and office space that aggregates approximately 262,000 square feet and is subject to leases expiring at various dates through 2003. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

  The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CPU." The following table sets forth the high and low sales price per share for the Common Stock as reported to the Company by the NYSE for the periods indicated, as adjusted for the two-for-one stock split declared by the Company's Board of Directors effective April 8, 1996:

      FISCAL YEAR                                               HIGH      LOW
      -----------                                               ----      ---
      1995
        First Quarter.......................................... $6 3/4    $3 3/8
        Second Quarter.........................................  7 1/4     4 3/4
        Third Quarter.......................................... 10 15/16   6 5/8
        Fourth Quarter......................................... 16 13/16   8 3/4
      1996
        First Quarter.......................................... 21 15/16  14 5/8
        Second Quarter......................................... 21 15/16  14 7/16
        Third Quarter.......................................... 25 1/8    12 7/8
        Fourth Quarter......................................... 47 5/8     24

  At September 9, 1996, there were 1,356 holders of record of the Common
Stock.

DIVIDEND POLICY

  The Company has not paid and has no current plans to pay cash dividends on the Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The terms of the Senior Subordinated Notes limit the Company's ability to pay dividends generally to 50% of cumulative net income since June 17, 1993, plus 100% of the consideration received from the issuance of capital stock since such date, less the amount of other restricted payments, as defined. See Note 8 of Notes to Consolidated Financial Statements. In addition, the terms of the Company's bank credit agreement prohibit the payment of dividends on the Common Stock. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial and operating data for the periods from June 27, 1992 through June 29, 1996. As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company acquired PCs Compleat on May 30, 1996 in a merger transaction accounted for under the pooling of interests method of accounting. Under the pooling of interests method of accounting, the historical book values of the assets, liabilities, and stockholders' equity of PCs Compleat, as reported on its balance sheet, have been carried over onto the consolidated balance sheet of the Company and no goodwill or other intangible assets were created. In addition, the Company has restated its consolidated statements of operations to include the results of operations of PCs Compleat for each of the fiscal years presented. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

                                           FISCAL YEAR ENDED
                          --------------------------------------------------------
                           JUNE 29,    JUNE 24,    JUNE 25,    JUNE 26,   JUNE 27,
                           1996(1)       1995        1994        1993       1992
                          ----------  ----------  ----------  ----------  --------
                           (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED
                                            OPERATING DATA)
INCOME STATEMENT DATA:    ----------
Net sales...............  $3,829,786  $2,935,901  $2,219,457  $1,369,749  $822,815
Cost of sales and
 occupancy costs........   3,311,682   2,573,945   1,955,183   1,189,675   716,531
                          ----------  ----------  ----------  ----------  --------
Gross profit............     518,104     361,956     264,274     180,074   106,284
Store operating
 expenses...............     328,344     263,654     208,356     123,516    71,026
Pre-opening expenses....       5,466       2,454       7,266       6,111     2,010
General and
 administrative
 expenses...............      75,488      54,940      47,963      31,466    22,897
Transaction costs
 related to Merger (2)..       3,453          --          --          --        --
Restructuring costs (3).          --          --       9,918          --        --
                          ----------  ----------  ----------  ----------  --------
Operating income (loss).     105,353      40,908      (9,229)     18,981    10,351
Interest expense........      12,487      12,015      12,156       2,256     2,669
Other income, net (4)...      (6,983)     (2,409)     (2,063)       (468)     (358)
                          ----------  ----------  ----------  ----------  --------
Income (loss) before
 income taxes...........      99,849      31,302     (19,322)     17,193     8,040
Income tax expense
 (benefit)..............      40,184       6,963      (2,298)      7,510       415
                          ----------  ----------  ----------  ----------  --------
Net income (loss).......  $   59,665  $   24,339  $  (17,024) $    9,683  $  7,625
                          ==========  ==========  ==========  ==========  ========
Income (loss) applicable
 to Common Stock (5)....  $   59,665  $   24,339  $  (17,024) $    9,683  $  5,999
                          ==========  ==========  ==========  ==========  ========
Income (loss) per common
 and common equivalent
 share (6)..............  $     1.31  $     0.60  $    (0.44) $     0.25  $   0.23
                          ==========  ==========  ==========  ==========  ========
Weighted average number
 of shares
 outstanding(6).........      45,610      40,868      38,535      38,291    25,881
SELECTED OPERATING DATA:
Stores open at end of
 period.................         105          85          76          48        28
Average net sales per
 gross square foot (7)..  $    1,422  $    1,336  $    1,268  $    1,458  $  1,452
Total gross square
 footage at end of
 period.................   2,850,000   2,254,500   1,965,200   1,197,600   680,700
Percentage increase in
 comparable store
 sales (8)..............        12.6%       10.3%        9.0%       20.8%     13.3%
BALANCE SHEET DATA:
Working capital.........  $  305,899  $  190,128  $  210,018  $  216,205  $ 59,655
Total assets............     909,337     641,329     522,501     449,399   211,550
Long-term debt,
 excluding current
 portion................     115,066     115,153     153,292     115,716     3,383
Stockholders' equity....     325,905     186,704     160,372     163,869    86,072

- --------
Notes on following page

(1) The Company's fiscal year is a 52/53 week year ending on the last Saturday of each June. The Company's fiscal year ended June 29, 1996 contained fifty-three weeks. The fiscal years ended June 24, 1995, June 25, 1994, June 26, 1993, and June 27, 1992 contained fifty-two weeks.
(2) For a discussion of the Company's acquisition of PCs Compleat, see Note 2 of Notes to Consolidated Financial Statements.
(3) For a discussion of the Company's restructuring charge, see Note 9 of Notes to Consolidated Financial Statements.
(4) Fiscal 1992 includes an extraordinary loss of $233,000 from early extinguishment of debt.
(5) Income (loss) applicable to Common Stock represents the portion of the Company's income (loss) applicable to common stockholders. Such amount for fiscal 1992 was calculated by adjusting net income (loss) for the accretion and dividend requirements of certain redeemable securities. All such accretion and dividend requirements terminated with the completion of the Company's public offering in December 1991.
(6) All references in this table to the number of shares and income per common and common equivalent share amounts have been adjusted on a retroactive basis to reflect the two-for-one stock split declared by the Company's Board of Directors effective April 8, 1996 and the Company's acquisition of PCs Compleat.
(7) Calculated using net sales divided by gross square footage of stores open at the end of period, weighted by the number of months open during the period. Net sales for this calculation consist of combined retail and direct sales generated from the Company's retail stores. Net sales for this calculation exclude mail order sales generated by PCs Compleat and, until the beginning of the fourth quarter of fiscal 1993, exclude the mail order sales of the Company's former wholly-owned subsidiary Compudyne Direct, Inc. Beginning with the fourth quarter of fiscal 1993, mail order sales by the Company (excluding PCs Compleat) have been fulfilled by the Company's retail stores and are included in the stores' net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General." Average net sales per gross square foot for the fiscal year ended June 29, 1996 has been calculated on the basis of a fifty-two week fiscal year.
(8) Comparable store sales are net sales for stores open the same months in both the indicated and the previous period, including stores that were relocated or expanded during either period. Comparable store sales for the fiscal year ended June 29, 1996 has been calculated based on sales for the fifty-three weeks then ended compared to the fifty-three weeks ended July 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

  This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

  Fiscal 1995 was a transition year for CompUSA, characterized by a reduction in store growth that allowed the Company to apply its resources to improving the Company's operations. The Company believes it has substantially completed the transition phase of its fiscal 1995 business plan and, in fiscal 1996, the Company focused on the execution and growth of its businesses.

  All references herein to "fiscal 1996" relate to the fifty-three weeks ended June 29, 1996, and references to "fiscal 1995" and "fiscal 1994" relate to the fifty-two weeks ended June 24, 1995 and June 25, 1994, respectively.

  The following table sets forth certain operating data for the Company:

                                                             FISCAL YEAR
                                                         ----------------------
                                                          1996    1995    1994
                                                         ------  ------  ------
Stores open at end of year..............................    105      85      76
Stores opened during the year...........................     20       9      28
Stores relocated during the year........................      1       2       1
Average net sales per gross square foot (1)............. $1,422  $1,336  $1,268
Comparable store sales increase (2).....................   12.6%   10.3%    9.0%

- --------
(1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period. Average net sales per gross square foot for fiscal 1996 has been calculated on the basis of a fifty-two week fiscal year.
(2) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The comparable store sales increase for fiscal 1996 has been calculated by comparing net sales for the fifty-three weeks ended June 29, 1996 with net sales for the fifty-three weeks ended July 1, 1995.

  Average net sales per gross square foot increased during fiscal 1996 compared with fiscal 1995 primarily due to the maturation of the Company's existing store base and increased growth in the Company's direct sales, mail order, and service businesses. Service businesses include customer training and technical services. Mature stores typically have higher net sales per gross square foot than new stores. Average net sales per gross square foot increased during fiscal 1995, compared with fiscal 1994, primarily due to increased customer demand, the maturation of the Company's store base, and changes associated with the implementation of the fiscal 1995 business plan.

  In certain instances, the Company has opened additional Computer Superstores in existing markets, which has resulted in the diversion of sales from existing stores and thus some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

RESULTS OF OPERATIONS

  As a result of the expansion of the Company's store base, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of the results to be expected in future periods. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, product introductions, and changes in product mix. See "--Quarterly Data and Seasonality." The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                              FISCAL YEAR
                                                           -------------------
                                                           1996   1995   1994
                                                           -----  -----  -----
Net sales................................................. 100.0% 100.0% 100.0%
Cost of sales and occupancy costs.........................  86.5   87.7   88.1
                                                           -----  -----  -----
Gross profit..............................................  13.5   12.3   11.9
Store operating expenses..................................   8.6    9.0    9.4
Pre-opening expenses......................................   0.1     --    0.3
General and administrative expenses.......................   2.0    1.9    2.2
Transaction costs related to Merger (1)...................   0.1     --     --
Restructuring costs.......................................    --     --    0.4
                                                           -----  -----  -----
Operating income (loss)...................................   2.7    1.4   (0.4)
Interest expense and other income, net....................   0.1    0.3    0.5
                                                           -----  -----  -----
Income (loss) before income taxes.........................   2.6    1.1   (0.9)
Income tax expense (benefit)..............................   1.0    0.3   (0.1)
                                                           -----  -----  -----
Net income (loss).........................................   1.6%   0.8%  (0.8)%
                                                           =====  =====  =====

- --------
(1) For a discussion of the Company's acquisition of PCs Compleat, see Note 2 of Notes to Consolidated Financial Statements.

Fiscal 1996 compared with Fiscal 1995

  Net sales for fiscal 1996 increased 30% to $3.83 billion from $2.94 billion for fiscal 1995. The increase in net sales was due to the additional sales volume attributable to the new stores opened during and subsequent to fiscal 1995 and an increase in comparable store sales of 12.6%. Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand that was attributable to several factors, one of which was the introduction of Microsoft's Windows(R) 95 operating system, and increased growth in the Company's direct sales, mail order, and service businesses.

  Gross profit was $518 million, or 13.5% of net sales, in fiscal 1996, compared with $362 million, or 12.3% of net sales, in fiscal 1995. The increase in gross profit as a percentage of net sales was primarily due to higher product margin, an improvement in controllable costs such as inventory shrinkage and freight, leveraging of occupancy costs due to higher average sales per store, and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

  Store operating expenses were $328 million, or 8.6% of net sales, in fiscal 1996, compared with $264 million, or 9.0% of net sales, in fiscal 1995. The decrease in store operating expenses as a percentage of net sales was primarily due to the leveraging of fixed store costs and lower net advertising expense resulting from increased vendor participation. These decreases were partially offset by higher personnel expenses related to the increase in service revenues. Although service revenues generally have higher gross margins than merchandise sales, the related store operating expenses are higher than those related to merchandise sales.

  Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In fiscal 1996, the Company incurred $5.5 million in pre-opening expenses in connection with the opening of 20 new stores, the relocation of one store, and the opening of two Training Supercenter Plus locations, compared with $2.5 million in pre-opening expenses incurred in fiscal 1995 in connection with the opening of nine new stores, two Training Supercenter Plus locations, and the relocation of two stores. The Company incurred average pre-opening expenses of $260,000 per store for the 20 new stores opened during fiscal 1996 and $240,000 per store for the nine new stores opened during fiscal 1995.

  General and administrative expenses of $75.5 million, or 2.0% of net sales, for fiscal 1996 increased as a percentage of net sales, compared with $54.9 million, or 1.9% of net sales, for fiscal 1995. The increase in general and administrative expenses as a percentage of net sales was primarily due to charges of approximately $2.0 million for professional fees and related costs in the third quarter of fiscal 1996 regarding the Company's acquisition review of Tandy Corporation's Computer City division. Discussions relating to such possible acquisition were terminated in February 1996. Excluding the $2.0 million of fees and costs related to such possible purchase, general and administrative expenses aggregated approximately 1.9% of net sales in fiscal 1996. Increases in general and administrative expenses in fiscal 1996 related to increased incentive compensation were offset by the leveraging of personnel expenses over higher sales.

  Interest expense and other income, net, was $5.5 million in fiscal 1996, compared with $9.6 million in fiscal 1995. The decrease is attributable to increased other income related to higher investment levels during fiscal 1996. See "--Liquidity and Capital Resources."

  The Company's effective tax rate for fiscal 1996 was 40%, compared with an effective tax rate of 22% for fiscal 1995. The effective tax rate differed in fiscal 1996 from the federal statutory rate primarily due to state income taxes and nondeductible transaction costs related to the Company's acquisition of PCs Compleat, offset in part by the benefits from tax exempt interest income earned by the Company. The fiscal 1995 effective tax rate differed from the federal statutory rate primarily due to the recognition of the previously unrecognized tax benefit associated with the fiscal 1994 loss.

  As a result of the above, net income for fiscal 1996 was $59.7 million, or $1.31 per share, compared with net income of $24.3 million, or $0.60 per share, for fiscal 1995.

Fiscal 1995 compared with Fiscal 1994

  Prior to fiscal 1995, the Company had been rapidly expanding its store base, opening 28 Computer Superstores in fiscal 1994 and 20 Computer Superstores in fiscal 1993, which represented 58% and 71% unit growth, respectively. With several changes in senior management beginning in the second quarter of fiscal 1994, the Company adjusted its strategy from a high growth, decentralized approach to a more controlled growth, centralized approach. In addition, the Company developed a business plan for fiscal 1995 that redirected the Company's focus from rapid store growth to improving operations, controlling and reducing expenses, and reorienting the Company's corporate culture to emphasize profitability. To enable the Company to apply its resources toward implementation of the fiscal 1995 business plan, the Company reduced its store expansion to nine Computer Superstores in fiscal 1995.

  Net sales for fiscal 1995 increased 32% to $2.94 billion from $2.22 billion in fiscal 1994. The increase in net sales was due to both additional sales volume attributable to the new stores opened during fiscal 1994 and fiscal 1995 and an increase in comparable store sales of 10.3% for fiscal 1995. The Company believes the increase in comparable store sales was due primarily to increased customer demand, maturation of the Company's existing store base, and changes associated with the implementation of the fiscal 1995 business plan.

  Gross profit was $362 million, or 12.3% of net sales, for fiscal 1995, compared with $264 million, or 11.9% of net sales, in fiscal 1994. The increase in gross profit as a percentage of net sales was positively affected by reduced inventory shrinkage and by changes in the Company's sales mix. Although the Company's inventory shrinkage has historically been and continues to be below retail industry averages, as a part of the fiscal 1995 business plan, the Company placed increased emphasis on reducing inventory shrinkage by implementing certain loss prevention measures, including new security procedures and additional employee training. In fiscal 1995, the Company's retail and mail order sales constituted a greater proportion of total sales as compared with the sales mix in fiscal 1994. Retail and mail order sales typically have higher gross margins than direct sales.

  Store operating expenses were $264 million, or 9.0% of net sales, for fiscal 1995, compared with $208 million, or 9.4% of net sales, in fiscal 1994. The decline in store operating expenses as a percentage of net sales was primarily due to a decrease in advertising expenses as a percentage of net sales, offset in part by an increase in the blended discount rate charged by third-party credit card providers. Advertising expenses were lower as a percentage of net sales in fiscal 1995 due to multi-market advertising efficiencies and increased vendor participation. During the second quarter of fiscal 1994, the Company began accepting the American Express Card as a form of payment in its stores, and in the first quarter of fiscal 1995, the Company began offering, from time to time, a six month, zero percent interest financing program to holders of the Company's private label credit card, which is provided by an independent financial services company. Both the American Express Card and the six month, zero percent interest financing program have higher discount rates than the Company's other credit cards and financing programs.

  In fiscal 1995, the Company incurred $2.5 million in pre-opening expenses in connection with the opening of nine stores and the relocation of two stores, compared with $7.3 million in pre-opening expenses incurred in fiscal 1994 in connection with the opening of 28 stores and the relocation of one store. For new stores opened, the Company incurred average pre-opening expense of $240,000 per store in fiscal 1995, compared with $252,000 per store in fiscal 1994. The reduction in pre-opening expenses per store resulted from cost reduction measures and other improvements realized through implementation of the fiscal 1995 business plan.

  General and administrative expenses were $54.9 million, or 1.9% of net sales, for fiscal 1995, compared with $48.0 million, or 2.2% of net sales, in fiscal 1994. This decrease as a percentage of net sales was primarily due to economies of scale and cost reduction measures associated with the fiscal 1995 business plan.

  Interest expense and other income, net, of $9.6 million in fiscal 1995 remained relatively constant, compared with $10.1 million in fiscal 1994.

  The Company's effective tax rate for fiscal 1995 was 22%, compared with an effective tax rate of 12% in fiscal 1994. The effective tax rate differs in fiscal 1995 from the federal statutory tax rate primarily due to the recognition of the previously unrecognized tax benefit associated with the prior year's loss.

  As a result of the above, net income for fiscal 1995 was $24.3 million, or $0.60 per share, compared with a net loss of $17.0 million, or $.44 per share, in fiscal 1994.

QUARTERLY DATA AND SEASONALITY

  The Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, product introductions, and changes in product mix.

  Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 14 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  In September 1995, the Company completed a public offering, selling 4,025,000 newly-issued shares of Common Stock and receiving net proceeds of approximately $76.8 million (net of offering costs of approximately $3.5 million).

  In December 1995, the Company repurchased 236,200 shares of Common Stock, to be held as treasury stock, at a weighted average of $14.89 per share, excluding transaction costs. In February 1996, the Company made a cash contribution to its 401(k) plan to effect the Company's required contribution to the plan for 1995, which the plan used to purchase 46,470 shares of treasury stock from the Company.

  At June 29, 1996, total assets were $909 million, $770 million of which were current assets, including $208 million of cash and cash equivalents. Net cash provided by operating activities for fiscal 1996 was $87.7 million, compared with net cash provided by operating activities of $135.6 million for fiscal 1995. Net cash provided by operating activities for fiscal 1995 was positively affected by the accounts payable to inventory ratio rising to 91% at June 24, 1995, compared with 57% at June 25, 1994. This improvement was due, in part, to the Company's inventory turnover rate improving to 8.1 inventory turns for fiscal 1995, compared with an inventory turnover rate of 6.7 inventory turns for fiscal 1994.

  Approximately three-fourths of the Company's net sales during both fiscal 1996 and fiscal 1995 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

  Capital expenditures during fiscal 1996 were $47.4 million, $15.5 million of which were for fiscal 1996 new stores, compared with $30.1 million of capital expenditures during fiscal 1995, $8.8 million of which were for fiscal 1995 new stores. During fiscal 1996, the Company opened 20 new Computer Superstores. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

  The Company has an unsecured $75 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in June 1999. At June 29, 1996, no amounts were outstanding under the Credit Agreement and the Company had approximately $74.4 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

  The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 1997 and to make all required payments of interest on the Senior Subordinated Notes. The level of future expansion will be contingent upon the availability of additional capital.

INFLATION

  While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurances that the Company's business will not be affected by inflation in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 14 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 6, 1996, under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "MANAGEMENT--Executive Officers," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information concerning executive compensation is set forth in the Proxy Statement under the heading "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Annual Report on Form 10-K.

    1.  Consolidated Financial Statements:

      See Index to Consolidated Financial Statements on page F-1.

    2.  Exhibits:

      2.1  Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat (the "Plan of Merger").
           (9)
      3.1  Restated and Amended Certificate of Incorporation. (7)
      3.2  Restated and Amended Bylaws. (5)
      4.1  Specimen Common Stock Certificate (as amended). (7)
      4.2  Specimen 9 1/2% Senior Subordinated Note Due 2000. (4)
      4.3  Indenture dated June 17, 1993 among CompUSA Inc., as Issuer,
           Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance Inc.,
           CompService Inc., as Guarantors, and U.S. Trust Company of Texas,
           N.A., as Trustee, relating to 9 1/2% Senior Subordinated Notes Due
           2000. (2)
      4.4  First Supplemental Indenture dated as of December 1, 1995 among the
           Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S.
           Trust Company of Texas, N.A., asTrustee. (8)
      4.5  Second Supplemental Indenture dated as of February 7, 1996 among the
           Company, CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA
           Holdings II Inc., and U.S. Trust Company of Texas, N.A., as Trustee.
           (13)
      4.6  Third Supplemental Indenture dated as of May 14, 1996 among the
           Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
           Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust Company of
           Texas, N.A., as Trustee. (13)
      4.7  Fourth Supplemental Indenture dated as of May 30, 1996 among the
           Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
           Holdings II Inc., PCs Compleat, Inc. and U.S. Trust Company of
           Texas, N.A., as Trustee. (13)
      4.8  Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc.,
           CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I
           Inc., CompUSA Management Company, CompUSA Stores L.P., CompUSA
           Holdings Company and U.S. Trust Company of Texas, N.A., as Trustee.
           (13)
      4.9  Subsidiary Guarantees executed by CompTeam Inc., CompUSA Holdings II
           Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA
           Management Company, CompUSA Stores L.P. and CompUSA Holdings
           Company. (13)
      4.10 Rights Agreement dated April 29, 1994, between the Company and Bank
           One, Texas, N.A., as Rights Agent. (5)
      4.11 Letter of the Company dated November 1, 1995, appointing First
           Interstate Bank of Texas, N.A., as substitute Rights Agent under the
           Rights Agreement. (7)
      4.12 Letter of the Company dated August 16, 1996, appointing American
           Stock Transfer & Trust Company as substitute Rights Agent under the
           Rights Agreement. (13)
     10.1  CompUSA Inc. Long-Term Incentive Plan (formerly CompUSA Inc. 1990
           Stock OptionPlan). (7)
     10.2  $75,000,000 Credit Agreement dated June 16, 1995, among the Company, certain lenders and NationsBank of Texas, N.A., as Administrative
           Lender. (6)
     10.3  First Amendment to the Credit Agreement dated as of December 21,
           1995 among the Company, certain lenders and NationsBank of Texas,
           N.A., as Administrative Lender. (9)

     10.4  Promissory Note dated June 16, 1995, in the principal amount of
           $20,000,000 issued in favor of NationsBank of Texas, N.A. (6)
     10.5  Promissory Note dated June 16, 1995, in the principal amount of
           $15,000,000 issued in favor of First Interstate Bank of Texas, N.A.
           (6)
     10.6  Promissory Note dated June 16, 1995, in the principal amount of
           $15,000,000 issued in favor of United States Bank of Oregon. (6)
     10.7  Promissory Note dated June 16, 1995, in the principal amount of
           $12,500,000 issued in favor of Wells Fargo Bank. (6)
     10.8  Promissory Note dated June 16, 1995, in the principal amount of
           $12,500,000 issued in favor of Bank One, Texas, N.A. (6)
     10.9  Subsidiary Guaranty dated June 16, 1995, made by CompFinance Inc.
           and CompService Inc. (6)
     10.10 Agreements and Adoptions of Subsidiary Guaranty executed by CompTeam
           Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings
           I Inc., CompUSA Management Company, CompUSA Stores L.P., and CompUSA
           Holdings Company. (13)
     10.11 Subordination Agreement dated June 16, 1995, among CompFinance Inc.,
           CompService Inc., NationsBank of Texas, N.A. and certain lenders.
           (6)
     10.12 Agreements and Adoptions of Subordination Agreement executed by
           CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA
           Holdings I Inc., CompUSA Management Company, CompUSA Stores L.P.,
           and CompUSA Holdings Company. (13)
     10.13 The Addison Office Lease Agreement dated September 1, 1992, between
           Carter-Crowley Properties, Inc. as Landlord and CompUSA Inc. as
           Tenant. (3)
     10.14 CompUSA Inc. 1996 Change in Control Termination Plan. (8)
     10.15 Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of J. Samuel Crowley, Ronald J.
           Gilmore, Melvin D. McCall, Lawrence N. Mondry, Paul Poyfair, James
           E. Skinner and Mark R. Walker. (13)
     10.16 Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of Anthony J. Cincotta, Aka A. DeMesa,
           Paul F. Ewert, Robyn Gatch-Priest, Harold D. Greenberg, James L.
           Infinger, Barry C. McCook, Jack A. Phelps, Ronald D. Strongwater and
           Anthony A. Weiss. (13)
     10.17 Form of Employment Agreement dated as of May 27, 1996, between the
           Company and J. Robert Gary. (13)
     10.18 Form of Employment Agreement between the Company and each of Gordon
           B. Hoffstein and Jack Littman-Quinn. (13)
     10.19 Form of Employment Agreement dated as of July 9, 1996, between the
           Company and each of Rick L. Fountain and Leslie C. Marshall. (13)
     10.20 Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin. (13)
     10.21 Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F. Compton. (13)
     10.22 CompSavings Plan for Employees of CompUSA Inc. (10)
     10.23 CompUSA Inc. Deferred Compensation Plan (11)
     10.24 PCs Compleat, Inc. 1991 Stock Option Plan (12)
     11    Computations of Income per Common and Common Equivalent Share. (13)
     21    List of the Company's Subsidiaries. (13)
     23    Consent of Ernst & Young LLP. (13)

  (b)  Reports on Form 8-K.

  1. Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 20, 1996, disclosing that the Company had entered into the Plan of Merger pursuant to which it agreed to acquire PCs Compleat, subject to regulatory approval and customary closing conditions.

- --------
(1) Previously filed as an exhibit to Registration Statement No. 33-52236 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Report on Form 8-K filed with the SEC on June 14, 1996, as amended by Form 8-K/A filed with the SEC on August 2, 1996.
(10) Previously filed as an exhibit to Registration Statement No. 33-86314 on Form S-8 and incorporated herein by reference.
(11) Previously filed as an exhibit to Registration Statement No. 33-99280 on Form S-8 and incorporated herein by reference.
(12) Previously filed as an exhibit to Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.
(13) Filed herewith.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          CompUSA Inc.

             SIGNATURES                          TITLE                    DATE
             ----------                          -----                    ----

      /s/ James F. Halpin            President and Chief           September 20, 1996
____________________________________  Executive Officer
         James F. Halpin

      /s/ James E. Skinner           Executive Vice President and  September 20, 1996
____________________________________  Chief Financial Officer
         James E. Skinner             (Principal Financial and
                                      Accounting Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                          TITLE                    DATE
             ----------                          -----                    ----

      /s/ Giles H. Bateman           Chairman of the Board of      September 20, 1996
____________________________________  Directors
         Giles H. Bateman

      /s/ James F. Halpin            Director                      September 20, 1996
____________________________________
          James F. Halpin

      /s/ Leonard L. Berry           Director                      September 20, 1996
____________________________________
      Leonard L. Berry, Ph.D.

     /s/ Warren D. Feldberg          Director                      September 20, 1996
____________________________________
        Warren D. Feldberg

                                     Director                      September 20, 1996
____________________________________
         Lawrence Mittman

       /s/ Kevin J. Roche            Director                      September 20, 1996
____________________________________
           Kevin J. Roche

        /s/ Edith Weiner             Director                      September 20, 1996
____________________________________
           Edith Weiner


                                 COMPUSA INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated financial statements of CompUSA Inc. are included in response to Item 8:

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets as of June 29, 1996 and June 24, 1995......... F-3
Consolidated Statements of Operations for the fiscal years ended
 June 29, 1996, June 24, 1995, and June 25, 1994.......................... F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994.............. F-5
Consolidated Statements of Cash Flows for the fiscal years ended
 June 29, 1996, June 24, 1995, and June 25, 1994.......................... F-6
Notes to Consolidated Financial Statements................................ F-7

  Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned and have each guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional and joint and several basis and the Company does not consider such separate financial statements to be material to investors.

  All financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CompUSA Inc.

  We have audited the accompanying consolidated balance sheets of CompUSA Inc. (the "Company") as of June 29, 1996 and June 24, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompUSA Inc. at June 29, 1996 and June 24, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.

                                                        /s/ Ernst & Young LLP

                                                        ERNST & YOUNG LLP

Dallas, Texas
August 14, 1996

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                                             JUNE 29,  JUNE 24,
                                                               1996      1995
                           ASSETS                            --------  --------
Current assets:
  Cash and cash equivalents................................. $207,614  $ 96,494
  Accounts receivable, net of allowance for doubtful
   accounts of $1,692 and $1,176 at June 29, 1996 and June
   24, 1995, respectively...................................  148,109   103,934
  Merchandise inventories...................................  398,841   312,202
  Prepaid expenses and other................................   15,669    14,506
                                                             --------  --------
    Total current assets....................................  770,233   527,136
Property and equipment, net (Note 3)........................  131,184   106,290
Other assets................................................    7,920     7,903
                                                             --------  --------
                                                             $909,337  $641,329
                                                             ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $377,774  $282,885
  Accrued liabilities (Note 4)..............................   82,178    49,076
  Current portion of capital lease obligations (Note 6).....    4,382     5,047
                                                             --------  --------
    Total current liabilities...............................  464,334   337,008
Capital lease obligations (Note 6)..........................    5,066     5,153
Senior Subordinated Notes (Note 8)..........................  110,000   110,000
Deferred income taxes (Note 5)..............................    4,032     2,464
Commitments and contingencies (Notes 6 and 10)..............       --        --
Stockholders' equity (Note 12):
  Preferred stock, $.01 per share par value, 10,000
   shares authorized, none issued...........................       --        --
  Common stock, $.01 per share par value, 100,000,000
   shares authorized, with 45,107,858 shares issued
   and outstanding at June 29, 1996; no par value,
   $.01 per share stated value, with 40,465,920 shares
   issued and outstanding at June 24, 1995..................      451       405
  Paid-in capital...........................................  255,667   173,348
  Retained earnings.........................................   72,616    12,951
                                                             --------  --------
                                                              328,734   186,704
Less: Treasury stock, at cost, 189,730 shares at June 29,
 1996.......................................................   (2,829)       --
                                                             --------  --------
    Total stockholders' equity..............................  325,905   186,704
                                                             --------  --------
                                                             $909,337  $641,329
                                                             ========  ========

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FISCAL YEAR ENDED
                                            ----------------------------------
                                             JUNE 29,    JUNE 24,    JUNE 25,
                                               1996        1995        1994
                                            ----------  ----------  ----------
Net sales.................................. $3,829,786  $2,935,901  $2,219,457
Cost of sales and occupancy costs..........  3,311,682   2,573,945   1,955,183
                                            ----------  ----------  ----------
  Gross profit.............................    518,104     361,956     264,274
Store operating expenses...................    328,344     263,654     208,356
Pre-opening expenses.......................      5,466       2,454       7,266
General and administrative expenses........     75,488      54,940      47,963
Transaction costs related to Merger
 (Note 2)..................................      3,453          --          --
Restructuring costs (Note 9)...............         --          --       9,918
                                            ----------  ----------  ----------
  Operating income (loss)..................    105,353      40,908      (9,229)
Other expense (income):
  Interest expense.........................     12,487      12,015      12,156
  Other income, net........................     (6,983)     (2,409)     (2,063)
                                            ----------  ----------  ----------
                                                 5,504       9,606      10,093
                                            ----------  ----------  ----------
Income (loss) before income taxes..........     99,849      31,302     (19,322)
Income tax expense (benefit) (Note 5)......     40,184       6,963      (2,298)
                                            ----------  ----------  ----------
Net income (loss).......................... $   59,665  $   24,339  $  (17,024)
                                            ==========  ==========  ==========
Income (loss) per common and common
 equivalent share.......................... $     1.31  $     0.60  $    (0.44)
                                            ==========  ==========  ==========
Weighted average common and common
 equivalent shares.........................     45,610      40,868      38,535


                            See accompanying notes.

                                  COMPUSA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (IN THOUSANDS, EXCEPT SHARES)

                             COMMON STOCK
                         ---------------------          RETAINED
                                    STATED/PAR PAID-IN  EARNINGS  TREASURY
                           SHARES     VALUE    CAPITAL  (DEFICIT)  STOCK     TOTAL
                         ---------- ---------- -------- --------- --------  --------
Balance at June 26,
 1993, as reported...... 36,195,814    $362    $148,834  $10,070  $    --   $159,266
Effect of Merger
 (Note 2)...............  1,887,740      19       9,017   (4,434)      --      4,602
                         ----------    ----    --------  -------  -------   --------
Balance at June 26,
 1993, as restated...... 38,083,554     381     157,851    5,636       --    163,868
Issuance of Common
 Stock pursuant to
 stock option and stock
 purchase plans and
 other..................    769,413       8       3,494       --       --      3,502
Issuance of Common
 Stock for cash, net of
 offering costs.........    645,607       6      10,019       --       --     10,025
Net loss................         --      --          --  (17,024)      --    (17,024)
                         ----------    ----    --------  -------  -------   --------
Balance at June 25,
 1994................... 39,498,574     395     171,364  (11,388)      --    160,371
Issuance of Common
 Stock pursuant to
 stock option and stock
 purchase plans and
 other..................    967,346      10       1,984       --       --      1,994
Net income..............         --      --          --   24,339       --     24,339
                         ----------    ----    --------  -------  -------   --------
Balance at June 24,
 1995................... 40,465,920     405     173,348   12,951       --    186,704
Issuance of Common
 Stock for cash, net of
 offering costs.........  4,025,000      40      76,745       --       --     76,785
Issuance of Common
 Stock upon exercise of
 stock options and
 other..................    616,938       6       5,454       --       --      5,460
Purchase of treasury
 stock..................         --      --          --       --   (3,521)    (3,521)
Sale of treasury stock
 to benefit plan........         --      --         120       --      692        812
Net income..............         --      --          --   59,665       --     59,665
                         ----------    ----    --------  -------  -------   --------
Balance at June 29,
1996.................... 45,107,858    $451    $255,667  $72,616  $(2,829)  $325,905
                         ==========    ====    ========  =======  =======   ========


                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                         FISCAL YEAR ENDED
                                                     ---------------------------
                                                                JUNE
                                                     JUNE 29,    24,    JUNE 25,
                                                       1996     1995      1994
                                                     --------  -------  --------
Cash flows provided by (used in) operating
 activities:
  Net income (loss)...............................  $ 59,665  $24,339  $(17,024)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization.................     27,625   21,285    15,148
    Restructuring costs...........................       (214)  (2,504)    2,718
    Deferred income tax...........................       266   (4,645)   (1,133)
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable.......................   (44,175)  (9,875)  (24,968)
        Income tax receivable.....................      (417)   2,479    (1,540)
        Merchandise inventories...................   (86,639) (29,603)  (73,614)
        Prepaid expenses and other................       139      286    (1,703)
        Other assets..............................       (63)    (694)      258
      Increase in:
        Accounts payable and accrued liabilities..    126,384  134,495    31,638
        Income taxes payable......................      5,140       41        --
                                                     --------  -------  --------
           Total adjustments......................    28,046  111,265   (53,196)
                                                     --------  -------  --------
           Net cash provided by (used in) operating
             activities...........................    87,711  135,604   (70,220)
Cash flows used in investing activities:
  Capital expenditures............................   (47,418) (30,057)  (46,488)
  Other...........................................       (565)     572       385
                                                     --------  -------  --------
           Net cash used in investing activities..   (47,983) (29,485)  (46,103)
Cash flows provided by (used in) financing
 activities:
  Proceeds from issuance of Common Stock..........     79,344    1,994    13,527
  Purchase of treasury stock......................     (3,521)      --        --
  Sale of treasury stock to benefit plan..........        812       --        --
  Borrowings under line of credit agreements......     48,750   54,127   113,428
  Repayments of borrowings under line of credit
   agreements.....................................   (48,750) (92,627)  (75,428)
  Payments under capital lease obligations........    (5,243)  (5,149)   (3,770)
                                                     --------  -------  --------
           Net cash provided by (used in)
             financing activities.................     71,392  (41,655)   47,757
                                                     --------  -------  --------
Net increase (decrease) in cash and cash
 equivalents......................................   111,120   64,464   (68,566)
Cash and cash equivalents at beginning of year....     96,494   32,030   100,596
                                                     --------  -------  --------
Cash and cash equivalents at end of year..........   $207,614  $96,494  $ 32,030
                                                     ========  =======  ========

                            See accompanying notes.

                                 COMPUSA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business - CompUSA Inc. (the "Company") is a retailer of personal computer hardware, software, accessories, and related products and services conducting its operations principally through its Computer Superstores in the United States. At June 29, 1996, June 24, 1995, and June 25, 1994, the Company operated 105, 85, and 76 Computer Superstores, respectively. In addition to the retail sales of its stores, the Company's stores also fulfill the principal marketing, product, and service functions of the Company's other businesses, including direct sales to corporate, government, education, and mail order customers and training and technical services. In addition, the Company conducts mail order operations both through its stores and through PCs Compleat, Inc. ("PCs Compleat"), a wholly-owned subsidiary of the Company.

  Fiscal year - The Company's fiscal year is a 52/53-week year ending on the last Saturday of each June. All references to the fiscal year ended June 29, 1996 relate to the fifty-three weeks then ended. All references to the fiscal years ended June 24, 1995 and June 25, 1994, respectively, relate to the fifty-two weeks then ended.

  Consolidation - The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

  Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates.

  Cash and cash equivalents - Cash on hand in stores, deposits in banks, and short-term investments with original maturities of three months or less are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

  Accounts receivable - Accounts receivable represent amounts due from customers related to the sale of the Company's products and services. Such receivables are generally unsecured and are generally due from a diverse group of corporate, government, and education customers located throughout the United States and, accordingly, do not include any specific concentrations of credit risk. The Company believes it has provided adequate reserves for potentially uncollectible accounts. For the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994, the Company's bad debt expense was $878,000, $766,000, and $762,000, respectively.

  Merchandise inventories - Merchandise inventories are valued at the lower of cost, determined on a weighted average basis, or market.

  Property and equipment - Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to charge the cost of the respective assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are as follows:

       Furniture and fixtures.....................................  5-10 years
       Equipment..................................................   3-5 years
       Leasehold improvements..................................... Life of lease
       Equipment under capital leases............................. Life of lease

                                 COMPUSA INC.

  Advertising Expenses - Advertising expenses are expensed in the month incurred, subject to reduction by reimbursement from vendors. Net advertising expenses were not a significant component of store operating expenses for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994.

  Pre-opening costs - Pre-opening costs are deferred prior to the date of the store's grand opening and are expensed in the month of the store's grand opening. Pre-opening costs consist primarily of personnel and advertising expenses incurred prior to a store's opening and promotional costs associated with the opening.

  Income taxes - Income taxes are maintained in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

  Income (loss) per share - Income (loss) per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effects of stock options are calculated using the treasury stock method.

  On March 27, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on April 8, 1996, payable on April 22, 1996. Stock options and all other agreements payable in the Company's common stock (the "Common Stock") were amended to reflect the split. An amount equal to the par value of shares issued has been transferred from additional paid-in capital to the common stock account.

  All references to the number of shares, except for shares authorized, and income per common and common equivalent share amounts in the consolidated financial statements and the accompanying notes have been adjusted on a retroactive basis to reflect the stock split and the Company's acquisition of PCs Compleat (Note 2).

  Long-Lived Assets - In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that losses on the impairment of long-lived assets used in operations be recorded when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. The standard is effective for fiscal years beginning after December 15, 1995 and will be adopted by the Company in the preparation of its financial statements for the first quarter of its fiscal year ending June 28, 1997. Based on current circumstances, the Company does not believe that the adoption of the standard will have any material impact on the Company's financial position or results of operations.

  Stock-Based Compensation - In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 gives companies a choice of recognizing compensation expense related to stock-based awards by adopting a new fair value based method of accounting or by continuing to account for those awards using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The Company will adopt the disclosure requirements of SFAS No. 123 in its fiscal year ending June 28, 1997 and plans to continue to account for stock compensation using APB Opinion 25, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

  Reclassifications - Certain prior year balances have been reclassified to conform to the current year basis of presentation.

                                 COMPUSA INC.

2.  ACQUISITION OF PCS COMPLEAT, INC.

  On May 30, 1996, pursuant to an Agreement and Plan of Merger dated as of May 15, 1996 (the "Merger Agreement") between the Company and PCs Compleat, PCs Compleat became a wholly-owned subsidiary of the Company (the "Merger"). PCs Compleat is engaged in the direct resale of brand-name personal computers and peripherals.

  The Merger was approved by the unanimous written consent of the stockholders of PCs Compleat as of May 29, 1996. Pursuant to the Merger, each share of common stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of PCs Compleat was canceled and converted into the right to receive 0.18923226893 shares (the "Exchange Ratio") of Common Stock of the Company. Pursuant to the terms of the Merger Agreement, 2,632,717 shares of Common Stock were issued by the Company. In addition, the Company assumed all outstanding options granted under a stock option plan maintained by PCs Compleat and converted such options into options to purchase an aggregate of 325,413 shares of Common Stock of the Company.

  The Company's consolidated financial statements reflect the Merger under the application of the pooling of interests method of accounting. Under the pooling of interests method of accounting, the historical book values of the assets, liabilities, and stockholders' equity of PCs Compleat, as reported on its balance sheet, have been carried over onto the consolidated balance sheet of the Company and no goodwill or other intangible assets were created. In addition, the Company has restated its consolidated statements of operations to include the results of operations of PCs Compleat for each of the fiscal years presented.

Separate and combined results of operations of the Company and PCs Compleat are as follows:

                                                            PCS
                                               COMPANY    COMPLEAT  CONSOLIDATED
                                              ----------  --------  ------------
                                                       (IN THSOUANDS)
Fiscal year ended June 29, 1996
  Net sales.................................. $3,608,250  $221,536   $3,829,786
  Net income.................................     56,743     2,922       59,665
Fiscal year ended June 24, 1995
  Net sales.................................. $2,813,064  $122,837   $2,935,901
  Net income.................................     22,956     1,383       24,339
Fiscal year ended June 25, 1994
  Net sales.................................. $2,145,739  $ 73,718   $2,219,457
  Net loss...................................    (16,760)     (264)     (17,024)

                                  COMPUSA INC.

3.  PROPERTY AND EQUIPMENT

  Property and equipment consist of:

                                                              FISCAL YEAR ENDED
                                                              -----------------
                                                              JUNE 29, JUNE 24,
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Furniture, fixtures, and equipment........................... $103,425 $ 75,858
Leasehold improvements.......................................   37,899   30,945
Equipment under capital leases...............................   22,995   19,396
Land.........................................................    2,842    2,842
Capital projects in progress.................................   30,984   19,510
                                                              -------- --------
                                                               198,145  148,551
Less accumulated depreciation and amortization...............   66,961   42,261
                                                              -------- --------
                                                              $131,184 $106,290
                                                              ======== ========

4.  ACCRUED LIABILITIES

  Accrued liabilities consist of:


                                                              FISCAL YEAR ENDED
                                                              -----------------
                                                              JUNE 29, JUNE 24,
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Salaries and bonuses.......................................... $30,757  $18,589
Taxes, other than income and payroll..........................  17,622   10,282
Rent..........................................................   9,337    6,991
Royalties.....................................................   1,406    2,648
Other.........................................................  23,056   10,566
                                                               -------  -------
                                                               $82,178  $49,076
                                                               =======  =======

                                  COMPUSA INC.

5.  INCOME TAXES

  The provision for income taxes is summarized as follows:

                                                          FISCAL YEAR ENDED
                                                      ----------------------------
                                                      JUNE 29,  JUNE 24,  JUNE 25,
                                                        1996      1995      1994
                                                      -------- ---------  --------
                                                            (IN THOUSANDS)
Income tax provision (benefit):
  Current:
    Federal.......................................... $35,325   $10,183   $(1,683)
    State............................................   4,593     1,425       518
  Deferred...........................................     266    (4,645)   (1,133)
                                                      -------   -------   -------
                                                      $40,184   $ 6,963   $(2,298)
                                                      =======   =======   =======

  The reconciliation of the income tax provision (benefit) to the amount calculated based on the federal statutory rate is as follows:

                                                          FISCAL YEAR ENDED
                                                      ----------------------------

                                                      JUNE 29,  JUNE 24,  JUNE 25,
                                                        1996      1995      1994
                                                      --------  --------  --------
                                                            (IN THOUSANDS)
Income tax expense (benefit) at statutory rate......  $34,947   $10,956   $(6,762)
State income taxes, less federal benefit............    3,047       926       427
Alternative minimum tax.............................       --    (2,805)    2,533
Unrecognized future benefits of temporary
 differences........................................       --        --     1,621
Reversal of valuation allowance.....................   (1,252)   (2,008)       --
Nondeductible expenses, primarily transaction costs.    1,209        --        --
Tax-exempt interest income..........................   (1,471)       --        --
Other...............................................    3,704      (106)     (117)
                                                      -------   -------   -------
                                                      $40,184   $ 6,963   $(2,298)
                                                      =======   =======   =======

                                 COMPUSA INC.

  The tax effects of temporary differences giving rise to the deferred tax asset (liability) at June 29, 1996 and June 24, 1995 are as follows:

                                            DEFERRED TAX ASSET (LIABILITY)
                                         --------------------------------------
                                           JUNE 29, 1996      JUNE 24, 1995
                                         ------------------ -------------------
                                         CURRENT NONCURRENT CURRENT  NONCURRENT
                                         ------- ---------- -------  ----------
                                                    (IN THOUSANDS)
Fixed assets............................ $   --   $(3,859)  $    --   $(4,811)
Accounts receivable.....................    498        --       335        --
Merchandise inventories.................    567        --     3,717        --
Net operating loss carryforward of PCs
 Compleat...............................    510        --     1,569        --
Deferred rentals........................     --     3,286        --     2,447
Prepaid expenses and other deferrals....  2,991    (3,459)   (1,941)     (100)
Accrued liabilities.....................  3,366        --     4,202        --
                                         ------   -------   -------   -------
                                         $7,932   $(4,032)  $ 7,882   $(2,464)
Less effect of valuation allowance......     --        --    (1,252)       --
                                         ------   -------   -------   -------
                                         $7,932   $(4,032)  $ 6,630   $(2,464)
                                         ======   =======   =======   =======

  Prior to the Merger, PCs Compleat was not included in the Company's consolidated tax return but rather represented a separate taxpaying entity. At June 24, 1995, a valuation allowance of $1,252,000 was recorded to reduce the carrying value of the PCs Compleat net deferred tax asset as of June 24, 1995 to zero. The tax benefits associated with PCs Compleat's deferred tax asset were recognized in the fiscal year ended June 29, 1996 and the valuation allowance was reversed.

6.  LEASES

  The Company leases equipment under capital and operating leases that expire at various dates through 2000. The Company operates in facilities leased under noncancelable operating leases that expire at various dates through 2016 and the majority of which contain renewal options and require the Company to pay a proportionate share of common area maintenance.

  At June 29, 1996, future minimum lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                               CAPITAL OPERATING
FISCAL YEAR                                                    LEASES   LEASES
- -----------                                                    ------- ---------
                                                                (IN THOUSANDS)
1997.......................................................... $ 4,991 $ 45,480
1998..........................................................   3,194   47,148
1999..........................................................   1,488   47,540
2000..........................................................     657   46,331
2001..........................................................     146   43,355
Thereafter....................................................      --  314,985
                                                               ------- --------
Total minimum lease payments..................................  10,476 $544,839
                                                                       ========
Less amount representing interest.............................   1,028
                                                               -------
Present value of minimum lease payments.......................   9,448
Less current portion..........................................   4,382
                                                               -------
Capital lease obligations due after one year.................. $ 5,066
                                                               =======

                                 COMPUSA INC.

  Rental expense of the Company amounted to $37,692,000, $30,943,000, and $23,777,000 for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994, respectively.

7.  CREDIT AGREEMENT

  At June 29, 1996, the Company has an unsecured credit agreement (the "Credit Agreement") with a consortium of banks that provides for borrowings and letters of credit up to a maximum of $75,000,000. The Credit Agreement replaced a previous $50,000,000 secured credit facility that was terminated in June 1995. Borrowings under the Credit Agreement are subject to a borrowing base limitation (the "Borrowing Base") that is equal to the sum of (a) 80% of eligible accounts, as defined, and (b) an amount equal to 40% of eligible inventory, which is defined as inventory minus outstanding trade accounts payable incurred with respect to the purchase or production of eligible inventory (provided that the amount computed in (b) above cannot comprise more than $20,000,000 of the Borrowing Base), less (c) outstanding letters of credit (which may not exceed $35,000,000 in the aggregate). At June 29, 1996 and June 24, 1995, no amounts were outstanding under the Credit Agreement and the Company had $74,400,000 and $60,000,000, respectively, available for future borrowings (after reduction for outstanding letters of credit).

  Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.25% per annum as of June 29, 1996) or a rate based on the London Interbank Offering Rate ranging from 5.5% to 6.125% per annum as of June 29, 1996, plus a specified margin. The Company also pays certain commitment and agent fees. Although the Credit Agreement expires in June 1999, the Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval. Borrowings under the credit facility in place before the Credit Agreement bore interest at the bank's prime rate.

  The Credit Agreement requires the maintenance of certain financial ratios. If the Company is unable to maintain certain minimum financial ratios, the banks may require outstanding borrowings under the Credit Agreement to be secured by the Company's accounts receivable and certain approved inventories. The Credit Agreement also imposes credit limitations on mergers and consolidations and prohibits the payment of dividends. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the current subsidiaries of the Company.


8.  SENIOR SUBORDINATED NOTES

  In June 1993, the Company issued $110,000,000 in principal amount of 9 1/2% Senior Subordinated Notes due June 15, 2000 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semi-annually on each June 15 and December 15. The Senior Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined. Senior indebtedness, which totaled approximately $387,000,000 and $293,000,000 at June 29, 1996 and June 24, 1995,
respectively, consists primarily of capital lease obligations, indebtedness incurred under the Credit Agreement, and trade payables.

  The Senior Subordinated Notes are redeemable on or after June 15, 1998, at the option of the Company, in whole or in part, at 102.714% of the principal amount, declining to 100% of the principal amount on June 15, 1999 and thereafter. The Senior Subordinated Notes grant the holders the right to require the Company to repurchase all or any portion of their notes at 101% of the principal amount thereof, together with accrued interest, following the occurrence of a change in control of the Company, as defined.

  The indenture related to the Senior Subordinated Notes restricts, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock, pay dividends and make

                                 COMPUSA INC.

other distributions, sell or issue stock of a subsidiary, create encumbrances on the ability of any subsidiary that is a guarantor to pay dividends or make other restricted payments, engage in certain transactions with affiliates, dispose of certain assets, merge or consolidate with or into, or sell or otherwise transfer their properties and assets as an entirety to, another entity, incur indebtedness that would rank senior in right of payment to the Senior Subordinated Notes and be subordinated to any other indebtedness of the Company, or create additional liens.

  The Senior Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                 AS OF AND FOR
                                                                THE FISCAL YEAR
                                                                     ENDED
                                                               -----------------
                                                               JUNE 29, JUNE 24,
                                                                 1996    1995
                                                               -------- --------
                                                                 (IN THOUSANDS)
Intercompany receivables....................................... $    -- $92,293
Other current assets...........................................  39,442  40,001
Noncurrent assets..............................................   3,955   1,880
Intercompany payables..........................................     362   6,123
Other current liabilities......................................  22,775  15,009
Long-term debt and liabilities.................................     704      61
Intercompany revenues..........................................  60,933  28,434
Other revenues................................................. 221,536 123,304
Costs and expenses............................................. 218,742 122,004
Net income.....................................................  42,302  15,611

  In preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.

  The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $111,650,000 and $105,875,000 at June 29, 1996 and June 24, 1995, respectively.

9.  RESTRUCTURING CHARGE

  In the second quarter of the fiscal year ended June 25, 1994, the Company recognized a pre-tax restructuring charge of $9,918,000 in connection with the reorganization of the Company's operating management structure, elimination of its international division, centralization of certain inventory management functions, and the outsourcing of both the majority of the assembly of its private label computers and its spare parts fulfillment operations. The primary components of the restructuring charge were the writedown of certain nonstrategic assets to net realizable value, certain accruals for future lease obligations, and termination and employee severance costs. Substantially all of these costs were charged against the restructuring reserve during the fiscal year ended June 25, 1994. Management believes the changes resulting from the implementation of the restructuring plan have positively affected store operating and general and administrative expenses, including payroll, depreciation, and occupancy costs.

10.  COMMITMENTS AND CONTINGENCIES

  The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurance that future

                                 COMPUSA INC.

costs would not be material to results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as events evolve and additional information becomes available during the course of the litigation.

11.  EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution profit sharing plan (the "401(k) Plan") covering employees of the Company and its subsidiaries, other than PCs Compleat, who are at least 21 years of age and have worked at least 500 hours during the six months prior to the plan entry dates. The 401(k) Plan is intended to constitute a qualified profit sharing plan within the meaning of
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), which includes a qualified cash or deferred arrangement within the meaning of Code section 401(k). In addition, the Company sponsors a deferred compensation plan that permits eligible officers and employees to defer a portion of their compensation. Contributions to both the 401(k) Plan and the deferred compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation and the Company's matching contributions up to a specified limit. The Company may make additional contributions to either or both plans at the discretion of the Company's Board of Directors. The Company's expense for contributions to the 401(k) Plan and the deferred compensation plan for the fiscal years ended June 29, 1996 and June 24, 1995 aggregated $1,735,000 and $512,000, respectively.

  PCs Compleat sponsors a defined contribution profit sharing plan that is intended to be qualified within the meaning of Code section 401(a) and that includes a qualified cash or deferred arrangement within the meaning of Code section 401(k). The plan covers substantially all employees of PCs Compleat who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. No contributions were made to the plan by PCs Compleat for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994.

12.  STOCKHOLDERS' EQUITY

  Common Stock - In September 1995, the Company completed a public offering, selling 4,025,000 newly-issued shares of Common Stock and receiving net proceeds of approximately $76.8 million (net of offering costs of approximately $3.5 million).

  In May 1994, PCs Compleat completed a private offering of 3,411,663 shares of preferred stock, receiving net proceeds of approximately $10.0 million. These shares, as well as all other shares of common stock and preferred stock of PCs Compleat at the date of the Merger, were converted into shares of Common Stock of the Company. The 3,411,663 shares of preferred stock of PCs Compleat sold in May 1994 represent the equivalent of 645,607 shares of Common Stock of the Company.

  Treasury Stock - In December 1995, the Company repurchased 236,200 shares of Common Stock, to be held as treasury stock, at a weighted average cost of $14.89 per share, excluding transaction costs. In February 1996, the Company made a cash contribution to the 401(k) Plan to effect the Company's required contribution to the plan for 1995, which the plan used to purchase 46,470 shares of treasury stock from the Company.

  Stock-Based Incentive Compensation Plans - The CompUSA Inc. Long-Term Incentive Plan (the "Long-Term Incentive Plan") provides for the granting of stock-based incentive compensation in the form of stock options, restricted stock grants, stock appreciation rights, performance share awards, and stock unit awards, or a combination thereof. The Long-Term Incentive Plan, as restated and amended, authorizes the issuance of up to 6,394,368 shares of Common Stock upon the exercise of such incentive awards to employees, nonemployee directors, and advisors of the Company.

                                 COMPUSA INC.

  Under the Long-Term Incentive Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the Common Stock on the grant date.

  Prior to the Merger, PCs Compleat maintained a stock option plan (the "PCs Compleat Plan") for the benefit of its employees. In connection with the Merger, the Company assumed all outstanding options granted under the PCs Compleat Plan and converted such options into options to purchase an aggregate of 325,413 shares of Common Stock of the Company. Subsequent to the Merger, no additional options will be granted pursuant to the PCs Compleat Plan.

  A summary of stock option transactions related to both the Long-Term Incentive Plan and the PCs Compleat Plan for the fiscal years ended June 29, 1996, June 24, 1995, and June 25, 1994 is set forth below:

                                                                      OPTION
                                                         SHARES       PRICES
                                                       ----------  ------------
Outstanding at June 26, 1993..........................  3,231,301  $0.53-$15.69
Granted...............................................  1,432,148  $0.53-$16.06
Exercised.............................................   (482,573) $0.53-$13.44
Canceled..............................................   (349,881) $0.53-$16.06
                                                       ----------
Outstanding at June 25, 1994..........................  3,830,995  $0.53-$16.06
Granted...............................................  1,416,621  $1.85-$12.37
Exercised.............................................   (716,931) $0.53-$13.44
Canceled.............................................. (1,376,416) $0.53-$16.06
                                                       ----------
Outstanding at June 24, 1995..........................  3,154,269  $0.53-$15.56
Granted...............................................    514,165  $2.65-$35.37
Exercised.............................................   (535,156) $0.53-$15.65
Canceled..............................................   (161,050) $0.53-$17.69
                                                       ----------
Outstanding at June 29, 1996..........................  2,972,228  $0.53-$35.37
                                                       ==========
Options exercisable at June 29, 1996..................  1,136,037
                                                       ==========

  For the fiscal year ended June 29, 1996, the Company granted restricted stock awards for 81,786 shares of Common Stock to the Company's officers. The restricted stock awards vest to the employees on the fifth anniversary of the grant date. The vesting period may be accelerated to a minimum of three years if specified performance goals are met. Based upon the attainment of the specified performance goals for the fiscal year ended June 29, 1996, the restricted stock awards will vest no later than the fourth anniversary of the grant date. At June 29, 1996, none of the restricted stock awards were vested.

  At June 29, 1996, there were 4,425,998 shares of Common Stock reserved for future issuance pursuant to the Long-Term Incentive Plan and the PCs Compleat Plan.

  Employee Stock Purchase Plan - The 1991 Employee Stock Purchase Plan (the "Stock Purchase Plan") was terminated by the Company effective July 1, 1994. Prior to its termination, shares of Common Stock were sold under the Stock Purchase Plan pursuant to options automatically available to all employees (excluding employees who would own beneficially more than 5% of the outstanding Common Stock after grant of an option) who were employed by the Company for at least six months and were customarily employed by the Company for at least 20 hours per week and for more than five months per year. For the fiscal years ended June 24, 1995 and June 24, 1994, 223,244 and 223,440 shares of Common Stock, respectively, were sold under the Stock Purchase Plan.

                                 COMPUSA INC.

  Preferred Stock - The Company has authorized 10,000 shares of preferred stock, $.01 per share par value, none of which was issued and outstanding as of June 29, 1996. However, the Board of Directors has the authority, without further stockholder approval, to issue shares of preferred stock in one or more series and to determine the dividend rights, any conversion rights or rights of exchange, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences, and any other rights, preferences, privileges, and restrictions of any series of preferred stock, and the number of shares constituting such series and the designation thereof. The Company has no present plans to issue any shares of preferred stock. The terms of the Company's Senior Subordinated Notes limit the Company's ability to issue preferred stock (See Note 8).

  Rights Agreement - On April 29, 1994, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of Common Stock. The Rights will expire on April 28, 2004. Each Right will entitle stockholders, in certain circumstances, to buy one ten-thousandth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") of the Company at the purchase price of $120.

  The Rights will be exercisable and transferable apart from the Common Stock only if a person or group acquires beneficial ownership of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the Common Stock.

  The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until a person or group has become the beneficial owner of 20% or more of the Common Stock. Under the Rights "flip-in" feature, if any person or group becomes the beneficial owner of 20% or more of the Common Stock, then each Right not owned by such person or group of certain related parties will entitle its holder to purchase, at the Right's then current purchase price, shares of Common Stock (or in certain circumstances as determined by the Board of Directors, cash, other property, or other securities) having a value of twice the Right's purchase price.

  Under the Rights' "flip-over" provision, if, after any person or group becomes the beneficial owner of 20% or more of the Common Stock, the Company is involved in a merger or other business combination transaction with another person, or sells 50% or more of its assets or earning power in one or more transactions, each Right will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock of such other person having a value of twice the Right's purchase price.

  The Junior Preferred Stock will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to all other series of the Company's preferred stock. Each share of Junior Preferred Stock will represent the right to receive, when and if declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or 10,000 times the quarterly per share cash dividends declared on the Common Stock during the immediately preceding fiscal year. In addition, each share of Junior Preferred Stock will represent the right to receive 10,000 times any noncash dividends (other than dividends payable in Common Stock) declared on the Common Stock, in like kind. In the event of the liquidation, dissolution or winding up of the Company, each share of Junior Preferred Stock will represent the right to receive a liquidation payment in an amount equal to the greater of $1.00 per share or 10,000 times the liquidation payment made per share of Common Stock. Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock. In the event of any merger, consolidation, or other transaction in which common shares are exchanged, each share of Junior Preferred Stock represents the right to receive 10,000 times the amount received per share of Common Stock. The rights of the Junior Preferred Stock as to dividends, liquidation, voting rights, and merger participation are protected by anti-dilution provisions.

  Executive Severance Arrangements - The Company has severance arrangements for all officers and certain key employees that provide severance pay benefits in the event of a change in control of the Company, as defined

                                 COMPUSA INC.

in the severance agreements. The Company's officers have employment agreements containing provisions pursuant to which those persons will receive lump sum severance payments in an amount up to 2.99 times the sum of (i) their current base salary at the time of termination, (ii) two times their target bonus for the bonus period in which the change in control occurs, and (iii) their annualized automobile allowance, together with payments in lieu of continued group insurance benefits. Key employees not covered by employment agreements are covered by a plan pursuant to which they will receive, in the event of a change in control of the Company, lump sum severance payments in an amount equal to 0.50 times the sum of (i) their annual base salary, (ii) their target bonus for the bonus period in which the change occurs, and (iii) their annualized automobile allowance, together with payments in lieu of continued group insurance benefits. The plan covers 49 key employees.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments for interest and income taxes are as follows:

                                                            FISCAL YEAR ENDED
                                                      --------------------------
                                                      JUNE 29, JUNE 24, JUNE 25,
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                             (IN THOUSANDS)
Interest.............................................. $11,611  $12,274  $11,768
                                                       =======  =======  =======
Income taxes.......................................... $35,253  $11,065  $ 1,156
                                                       =======  =======  =======

  Financing and investing activities not affecting cash are as follows:

                                                           FISCAL YEAR ENDED
                                                      --------------------------
                                                      JUNE 29, JUNE 24, JUNE 25,
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                             (IN THOUSANDS)
Additions to property and equipment under capital
  leases............................................. $ 4,491  $ 2,257  $11,185
                                                      =======  =======  =======

14.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST     SECOND    THIRD     FOURTH
                                         QUARTER   QUARTER   QUARTER   QUARTER
                                         --------  -------- ---------- --------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year Ended June 29, 1996:
Net sales............................... $781,978  $983,228 $1,065,731 $998,849
Cost of sales and occupancy costs.......  684,090   852,177    916,837  858,578
Operating income........................   12,951    31,865     38,603   21,934
Net income..............................    6,207    18,748     22,933   11,777
Income per common and common equivalent
 share.................................. $   0.15  $   0.40 $     0.50 $   0.25
Weighted average common and common
 equivalent shares......................   42,535    46,509     46,287   47,109

Fiscal Year Ended June 24, 1995:
Net sales............................... $614,097  $791,863 $  805,580 $724,361
Cost of sales and occupancy costs.......  540,498   696,616    702,865  633,966
Operating income (loss).................   (1,204)   14,755     19,177    8,180
Net income (loss).......................   (2,943)    9,945     12,642    4,695
Income (loss) per common and common
  equivalent share...................... $  (0.07) $   0.24 $     0.31 $   0.11
Weighted average common and common
  equivalent shares.....................   39,679    40,757     41,270   41,762

                               INDEX TO EXHIBITS

 EXHIBIT                                                                  PAGE
   NO.                          INDEX TO EXHIBITS                          NO.
 -------                        -----------------                         -----
   2.1   Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger Corp., a Delaware
         corporation and a wholly-owned subsidiary of the Company, and
         PCs Compleat, pursuant to which the Company acquired PCs
         Compleat (the "Plan of Merger"). (9)
   3.1   Restated and Amended Certificate of Incorporation. (7)
   3.2   Restated and Amended Bylaws. (5)
   4.1   Specimen Common Stock Certificate (as amended). (7)
   4.2   Specimen 9 1/2% Senior Subordinated Note Due 2000. (4)
   4.3   Indenture dated June 17, 1993 among CompUSA Inc., as Issuer,
         Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance
         Inc., CompService Inc., as Guarantors, and U.S. Trust Company
         of Texas, N.A., as Trustee, relating to 9 1/2% Senior
         Subordinated Notes Due 2000. (2)
   4.4   First Supplemental Indenture dated as of December 1, 1995
         among the Company, CompTeam Inc., CompFinance Inc.,
         CompService Inc., and U.S. Trust Company of Texas, N.A., as
         Trustee. (8)
   4.5   Second Supplemental Indenture dated as of February 7, 1996 among the Company, CompTeam Inc., CompFinance Inc.,
         CompService Inc., CompUSA Holdings II Inc., and U.S. Trust
         Company of Texas, N.A., as Trustee. (13)
   4.6   Third Supplemental Indenture dated as of May 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam
         Inc., CompUSA Holdings II Inc., Snowstorm Merger Corp. and
         U.S. Trust Company of Texas, N.A., as Trustee. (13)
   4.7   Fourth Supplemental Indenture dated as of May 30, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam
         Inc., CompUSA Holdings II Inc., PCs Compleat, Inc. and U.S.
         Trust Company of Texas, N.A., as Trustee. (13)
   4.8   Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc., CompService Inc.,
         CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc.,
         CompUSA Holdings I Inc., CompUSA Management Company, CompUSA
         Stores L.P., CompUSA Holdings Company and U.S. Trust Company
         of Texas, N.A., as Trustee. (13)
   4.9   Subsidiary Guarantees executed by CompTeam Inc., CompUSA
         Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc.,
         CompUSA Management Company, CompUSA Stores L.P. and CompUSA
         Holdings Company. (13)
   4.10  Rights Agreement dated April 29, 1994, between the Company and
         Bank One, Texas, N.A., as Rights Agent. (5)
   4.11  Letter of the Company dated November 1, 1995, appointing First
         Interstate Bank of Texas, N.A., as substitute Rights Agent under the Rights Agreement. (7)
   4.12  Letter of the Company dated August 16, 1996, appointing
         American Stock Transfer & Trust Company as substitute Rights
         Agent under the Rights Agreement. (13)
  10.1   CompUSA Inc. Long-Term Incentive Plan (formerly CompUSA Inc.
         1990 Stock Option Plan). (7)
  10.2   $75,000,000 Credit Agreement dated June 16, 1995, among the
         Company, certain lenders and NationsBank of Texas, N.A., as
         Administrative Lender. (6)
  10.3   First Amendment to the Credit Agreement dated as of December
         21, 1995 among the Company, certain lenders and NationsBank of
         Texas, N.A., as Administrative Lender. (9)
  10.4   Promissory Note dated June 16, 1995, in the principal amount of $20,000,000 issued in favor of NationsBank of Texas, N.A.
         (6)
  10.5   Promissory Note dated June 16, 1995, in the principal amount of $15,000,000 issued in favor of First Interstate Bank of
         Texas, N.A. (6)

 EXHIBIT                                                                  PAGE
   NO.                          INDEX TO EXHIBITS                          NO.
 -------                        -----------------                         -----
  10.6   Promissory Note dated June 16, 1995, in the principal amount of $15,000,000 issued in favor of United States Bank of
         Oregon. (6)
  10.7   Promissory Note dated June 16, 1995, in the principal amount of $12,500,000 issued in favor of Wells Fargo Bank. (6)
  10.8   Promissory Note dated June 16, 1995, in the principal amount of $12,500,000 issued in favor of Bank One, Texas, N.A. (6)
  10.9   Subsidiary Guaranty dated June 16, 1995, made by CompFinance
         Inc. and CompService Inc. (6)
  10.10  Agreements and Adoptions of Subsidiary Guaranty executed by
         CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc.,
         CompUSA Holdings I Inc., CompUSA Management Company, CompUSA
         Stores L.P., and CompUSA Holdings Company. (13)
  10.11  Subordination Agreement dated June 16, 1995, among CompFinance
         Inc., CompService Inc., NationsBank of Texas, N.A. and certain lenders. (6)
  10.12  Agreements and Adoptions of Subordination Agreement executed by CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat,
         Inc., CompUSA Holdings I Inc., CompUSA Management Company,
         CompUSA Stores L.P., and CompUSA Holdings Company. (13)
  10.13  The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc. as Landlord and
         CompUSA Inc. as Tenant. (3)
  10.14  CompUSA Inc. 1996 Change in Control Termination Plan. (8)
  10.15  Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of J. Samuel Crowley,
         Ronald J. Gilmore, Melvin D. McCall, Lawrence N. Mondry, Paul
         Poyfair, James E. Skinner and Mark R. Walker. (13)
  10.16  Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of Anthony J. Cincotta,
         Aka A. DeMesa, Paul F. Ewert, Robyn Gatch-Priest, Harold D.
         Greenberg, James L. Infinger, Barry C. McCook, Jack A. Phelps,
         Ronald D. Strongwater and Anthony A. Weiss. (13)
  10.17  Form of Employment Agreement dated as of May 27, 1996, between the Company and J. Robert Gary. (13)
  10.18  Form of Employment Agreement between the Company and each of
         Gordon B. Hoffstein and Jack Littman-Quinn. (13)
  10.19  Form of Employment Agreement dated as of July 9, 1996, between the Company and each of Rick L. Fountain and Leslie C.
         Marshall. (13)
  10.20  Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin. (13)
  10.21  Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F. Compton. (13)
  10.22  CompSavings Plan for Employees of CompUSA Inc. (10)
  10.23  CompUSA Inc. Deferred Compensation Plan (11)
  10.24  PCs Compleat, Inc. 1991 Stock Option Plan (12)
  11     Computations of Income per Common and Common Equivalent Share.
         (13)
  21     List of the Company's Subsidiaries. (13)
  23     Consent of Ernst & Young LLP. (13)

- --------
(1) Previously filed as an exhibit to Registration Statement No. 33-52236 on Form S-1 and incorporated herein by reference.
(2) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995 and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996 and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's Report on Form 8-K filed with the SEC on June 14, 1996, as amended by Form 8-K/A filed with the SEC on August 2, 1996.
(10) Previously filed as an exhibit to Registration Statement No. 33-86314 on Form S-8 and incorporated herein by reference.
(11) Previously filed as an exhibit to Registration Statement No. 33-99280 on Form S-8 and incorporated herein by reference.
(12) Previously filed as an exhibit to Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.
(13) Filed herewith.