Form 10-Q
period 1996-09-28
COMPUSA INC
filed 1996-11-01
CIK 880323

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

                                      OR


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                    TO
                                    -------------------   -----------------

                        COMMISSION FILE NUMBER 1-11566

                                 COMPUSA INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                           75-2261497
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                14951 NORTH DALLAS PARKWAY, DALLAS, TEXAS 75240
                   (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972)982-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                     ----     ----
     The registrant had 45,441,013 shares of common stock, $.01 per share par value, outstanding as of October 25, 1996.

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Consolidated Balance Sheets at September 28, 1996 (unaudited)
        and June 29, 1996..............................................  2

Consolidated Statements of Operations for the thirteen weeks ended September 28, 1996 and September 23, 1995 (unaudited)....  3

Consolidated Statements of Cash Flows for the thirteen weeks ended September 28, 1996 and September 23, 1995 (unaudited)....  4

Notes to Consolidated Financial Statements (unaudited).................  5

     Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned, each of them has guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional and joint and several basis and the Company does not consider such separate financial statements to be material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.....................................   8



                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.............................................  12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................  12

SIGNATURES............................................................  15

EXHIBIT 11............................................................  16

                                 COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)


                                            SEPTEMBER 28,      JUNE 29,
                                                1996             1996
                                            -------------   -------------
                                             (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents                 $  266,126      $  207,614
   Accounts receivable, net of allowance
    for doubtful accounts of $1,591 and
    $1,692 at September 28, 1996 and June
    29, 1996, respectively.................     153,686         148,109
   Merchandise inventories.................     564,289         398,841
   Prepaid expenses and other..............      18,965          15,669
                                             ----------      ----------
       Total current assets................   1,003,066         770,233
Property and equipment, net................     141,270         131,184
Other assets...............................       8,329           7,920
                                             ----------      ----------
                                             $1,152,665      $  909,337
                                             ==========      ==========


                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $  591,128      $  377,774
   Accrued liabilities                           97,548          82,178
   Current portion of capital lease
    obligations............................       3,687           4,382
                                             ----------      ----------
       Total current liabilities...........     692,363         464,334
Capital lease obligations..................       4,274           5,066
Senior Subordinated Notes..................     110,000         110,000
Deferred income taxes......................       4,032           4,032
Commitments and contingencies..............          --              --
Stockholders' equity:
   Preferred stock, $.01 per share
    par value, 10,000 shares
    authorized, none issued................          --              --
   Common stock, $.01 per share par value,
    100,000,000 shares authorized, with
    45,391,244 and 45,107,858 shares issued
    and outstanding at September 28, 1996
    and June 29, 1996, respectively........         454             451
   Paid-in capital.........................     257,209         255,667
   Retained earnings.......................      87,162          72,616
                                             ----------      ----------
                                                344,825         328,734
Less:  Treasury stock, at cost, 189,730
   shares at September 28, 1996 and June
   29, 1996................................      (2,829)         (2,829)
                                             ----------      ----------
       Total stockholders' equity..........     341,996         325,905
                                             ----------      ----------
                                             $1,152,665      $  909,337
                                             ==========      ==========

                            See accompanying notes.

                                 COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)


                                                Thirteen Weeks Ended
                                            ------------------------------
                                            September 28,    September 23,
                                                1996             1995
                                            -------------    -------------
Net sales................................    $  990,530       $  781,978
Cost of sales and occupancy costs........       853,610          684,090
                                             ----------       ----------
     Gross profit........................       136,920           97,888

Store operating expenses.................        90,494           69,905
Pre-opening expenses.....................           897              295
General and administrative expenses......        21,085           14,737
                                             ----------       ----------
     Operating income....................        24,444           12,951

Other expense (income):
     Interest expense....................         3,045            3,046
     Other income, net...................        (2,253)            (385)
                                             ----------       ----------
                                                    792            2,661
                                             ----------       ----------
Income before income taxes...............        23,652           10,290
Income tax expense.......................         9,106            4,083
                                             ----------       ----------

Net income...............................    $   14,546       $    6,207
                                             ==========       ==========

Income per common and common equivalent
   share.................................    $     0.31       $     0.15
                                             ==========       ==========
Weighted average common and common
 equivalent shares.......................        47,270           42,535

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                   Thirteen Weeks Ended
                                               -------------------------------
                                               September 28,     September 23,
                                                   1996              1995
                                               -------------     -------------

Cash flows provided by operating activities:
  Net income.................................    $  14,546          $   6,207
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization.........        8,134              6,153
       Changes in assets and liabilities:
         Increase in accounts receivable.....       (5,577)            (9,113)
         Increase in merchandise inventories.     (165,448)          (106,561)
         Increase in prepaid expenses and
          other assets.......................       (3,929)              (458)
         Increase in accounts payable and
          accrued liabilities................      228,724            135,455
                                                 ---------          ---------
           Net cash provided by operating
            activities.......................       76,450             31,683

Cash flows provided by (used in)
  investing activities:
  Capital expenditures.......................      (18,009)            (7,858)
  Other                                                 13                148
                                                 ---------         ----------
           Net cash (used in) investing
            activities.......................      (17,996)            (7,710)


Cash flows provided by (used in)
  financing activities:
  Proceeds from issuance of common stock.....        1,545             77,115
  Payments under capital lease
    obligations..............................       (1,487)            (1,476)
                                                 ---------         ----------
           Net cash provided by financing
            activities.......................           58             75,639
                                                 ---------         ----------
Net increase in cash and cash
 equivalents.................................       58,512             99,612

Cash and cash equivalents at beginning
 of period...................................      207,614             96,494
                                                 ---------         ----------

Cash and cash equivalents at end of
 period......................................    $ 266,126         $  196,106
                                                 =========         ==========



                            See accompanying notes.

                                 COMPUSA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of CompUSA Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Company for the applicable interim periods.
The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole. Certain financial information that is not normally required for interim reporting purposes has been omitted. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of consolidated financial statements. Actual results could differ from those estimates.

2.   INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effects of stock options, treated as common stock equivalents, are calculated using the treasury stock method.

3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's consolidated financial statements. However, there can be no assurances that future costs would not be material to results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as events evolve and additional information becomes available during the course of litigation.

                                 COMPUSA INC.

                                  (unaudited)

4.   SUBSIDIARY GUARANTEES

     The Company's 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                               As of and for the
                                              Thirteen Weeks Ended
                                         -------------------------------
                                         September 28,     September 23,
                                             1996              1995
                                         -------------     -------------
                                                 (in thousands)
Intercompany receivables..............    $         --      $     80,306
Other current assets..................         404,803            72,268
Noncurrent assets.....................         104,478             1,551
Intercompany payables.................          51,756             4,694
Other current liabilities.............         119,483            32,487
Long-term debt and liabilities........           3,319                40
Net sales.............................         709,422            43,402
Intercompany revenues.................          41,519             7,058
Costs and expenses....................         698,403            43,202
Intercompany expenses.................          29,048                --
Net income............................          14,446             3,897


     In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.

     There are no restrictions which limit the Company's subsidiaries ability to declare and pay dividends to the Company.


5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                              Thirteen Weeks Ended
                                           ------------------------------
                                           September 28,    September 23,
                                                1996            1995
                                           -------------    -------------
                                                   (in thousands)
Cash paid during the periods for:
     Interest...........................      $    206           $    222
     Income taxes.......................         1,934              1,513


Investing activities not affecting cash
 are as follows:

     Additions to property and
      equipment under capital leases....      $     --           $  1,363

                                 COMPUSA INC.

                                  (unaudited)


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that losses on the impairment of long-lived assets used in operations be recorded when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. The standard was adopted by the Company in the preparation of its financial statements for the quarter ended September 28, 1996. Adoption of the standard had no impact on the Company's financial statements.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 gives companies a choice of recognizing compensation expense related to stock-based awards by adopting a new fair value based method of accounting or by continuing to account for those awards using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." The Company will continue to account for stock compensation using APB Opinion 25 and will adopt the disclosure requirements of SFAS No. 123 in the preparation of its annual financial statements for the fiscal year ending June 28, 1997, making pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.


GENERAL

     All references herein to "fiscal 1997" relate to the fifty-two weeks ending June 28, 1997, references to "fiscal 1996" relate to the fifty-three weeks ended June 29, 1996, and references to "fiscal 1995" relate to the fifty-two weeks ended June 24, 1995. In addition, all references herein to "first quarter of fiscal 1997" relate to the thirteen weeks ended September 28, 1996 and all references to "first quarter of fiscal 1996" relate to the thirteen weeks ended September 23, 1995.

     The following table sets forth certain operating data for the Company:

                                              Thirteen Weeks Ended
                                          ------------------------------
                                          September 28,    September 23,
                                              1996             1995
                                          -------------    -------------

Stores open at end of period.............       108                86
Stores opened during the period..........         3                 1
Average net sales per gross square
 foot (1)................................     $ 326             $ 325
Comparable store sales increase (2)......      7.2%             16.9%

----------------------
(1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period.
(2) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The comparable store sales increase for the first quarter of fiscal 1997 has been calculated by comparing net sales for the thirteen weeks ended September 28, 1996 with net sales for the thirteen weeks ended September 30, 1995.

     In certain instances the Company has opened additional Computer Superstores/SM/ in existing markets, which has resulted in the diversion of sales from existing stores and thus some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.


RESULTS OF OPERATIONS

     As a result of the expansion of the Company's store base, period-to-period comparisons of financial results may not be meaningful, and the results of operations for historical periods may not be indicative of the results to be expected in future periods. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction and opening of new stores, as well as seasonal factors, product introductions and changes in product mix. See "-Quarterly Data and Seasonality." The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:


                                              Thirteen Weeks Ended
                                           ------------------------------
                                           September 28,    September 23,
                                               1996             1995
                                           -------------    -------------

Net sales                                       100.0%           100.0%
Cost of sales and occupancy costs                86.2             87.5
                                           -------------    -------------
Gross profit                                     13.8             12.5
Store operating expenses                          9.1              8.9
Pre-opening expenses                              0.1               --
General and administrative expenses               2.1              1.9
                                           -------------    -------------
Operating income                                  2.5              1.7
Interest expense and other income, net            0.1              0.4
                                           -------------    -------------
Income before income taxes                        2.4              1.3
Income tax expense                                0.9              0.5
                                           -------------    -------------
Net income                                        1.5%             0.8%
                                           =============    =============


FIRST QUARTER ENDED SEPTEMBER 28, 1996, COMPARED WITH THE FIRST QUARTER ENDED SEPTEMBER 23, 1995.

     Net sales for the first quarter of fiscal 1997 increased 26.7% to $991 million from $782 million for the first quarter of fiscal 1996. The increase in net sales was due to the additional sales volume attributable to the new stores opened subsequent to the first quarter of fiscal 1996 and an increase in comparable store sales of 7.2%. Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand, and increased growth in the Company's direct sales and service businesses.

     Gross profit was $137 million, or 13.8% of net sales, in the first quarter of fiscal 1997, compared with $97.9 million, or 12.5% of net sales, in the first quarter of fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher product margin, an improvement in controllable costs such as inventory shrinkage and freight and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

     Store operating expenses were $90.5 million, or 9.1% of net sales, in the first quarter of fiscal 1997, compared with $69.9 million, or 8.9% of net sales, in the first quarter of fiscal 1996. The increase in store operating expenses as a percentage of net sales is due partially to the increase in both new store net sales and service revenues as a percentage of total net sales. These increases in new store net sales and service revenues as percentages of total net sales had the effect of increasing store operating expenses as a percentage of net sales because of the following factors: (1) store operating expenses in general, and store personnel expenses in particular, generally constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) store operating expenses are generally higher for service revenues than for merchandise sales. The increases in store operating expenses discussed above were partially offset by a decrease in advertising expense resulting from increased vendor participation.

     Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the first quarter of fiscal 1997, the Company incurred $897,000 in pre-opening expenses in connection with the opening of three stores, compared with $295,000 in pre-opening expenses incurred in the first quarter of fiscal 1996 in connection with the opening of one store and one Training Supercenter Plus/SM/ location.

     General and administrative expenses were $21.1 million, or 2.1% of net sales, for the first quarter of fiscal 1997, compared with $14.7 million, or 1.9% of net sales, for the first quarter of fiscal 1996. This increase as a percentage of net sales was primarily due to increased accruals for incentive compensation.

     Interest expense and other income, net, was $792,000 in the first quarter of fiscal 1997, compared with $2.7 million in the first quarter of fiscal 1996. This decrease is attributable to increased other income related to higher investment levels during the first quarter of fiscal 1997. See "-Liquidity and Capital Resources."

     The Company's effective tax rate for the first quarter of fiscal 1997 was 38.5%, compared with an effective tax rate of 39.7% for the first quarter of fiscal 1996. The effective tax rate differed in fiscal 1996 and fiscal 1997 from the federal statutory rate primarily due to state income taxes partially offset by tax exempt interest income.

     As a result of the above, net income for the first quarter of fiscal 1997 was $14.5 million, or $.31 per share, compared with net income of $6.2 million, or $.15 per share, for the first quarter of fiscal 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

     At September 28, 1996, total assets were $1.15 billion, $1.00 billion of which were current assets, including $266 million of cash and cash equivalents. Net cash provided by operating activities for the first quarter of fiscal 1997 was $76.5 million. Net cash provided by operating activities during the first quarter of fiscal 1997 was primarily due to the net income for the quarter and an increased ratio of accounts payable to inventory.

     Approximately three-fourths of the Company's net sales during the first quarter of both fiscal 1997 and fiscal 1996 were sales for which the Company received payment at the time of sale either in cash, by check or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government and education customers.

     Capital expenditures during the first quarter of fiscal 1997 were $18.0 million, $6.3 million of which were for fiscal 1997 new stores and $4.0 million for existing stores, compared with $7.9 million of capital expenditures during the first quarter of fiscal 1996, $2.8 million of which were for fiscal 1996 new stores and $1.2 million for existing stores. During fiscal 1997, the Company plans to open approximately 25 to 30 new Computer Superstores and anticipates total capital expenditures of approximately $65.0 to $70.0 million. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. The Company believes its available cash and cash equivalents and vendor and bank financing are sufficient to satisfy its short-term capital requirements.

     The Company has an unsecured $75 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in June 1999. At September 28, 1996, no amounts were outstanding under the Credit Agreement and the Company had approximately $74.7 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  Note 3 of the Notes to Consolidated Financial Statements in Item 1 is incorporated herein by reference as if fully restated herein. Note 3 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         2.1 Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat. (9)
         3.1  Restated and Amended Certificate of Incorporation. (7)
         3.2  Restated and Amended Bylaws. (5)
         4.1  Specimen Common Stock Certificate (as amended). (7)
         4.2  Specimen 9 1/2% Senior Subordinated Note Due 2000. (4)
         4.3 Indenture dated June 17, 1993 among CompUSA Inc., as Issuer, Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance Inc., CompService Inc., as Guarantors and U.S. Trust Company of Texas, N.A., as Trustee relating to 9 1/2% Senior Subordinated Notes Due 2000. (2)
         4.4 First Supplemental Indenture dated as of December 1, 1995 among the Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S. Trust Company of Texas, N.A., as Trustee. (8)
         4.5 Second Supplemental Indenture dated as of February 7, 1996 among the Company, CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA Holdings II Inc., and U.S. Trust Company of Texas, N.A., as Trustee. (13)
         4.6 Third Supplemental Indenture dated as of May 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust Company of Texas, N.A., as Trustee. (13)
         4.7 Fourth Supplemental Indenture dated as of May 30, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc. and U.S. Trust Company of Texas, N.A., as Trustee. (13)
         4.8 Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management Company, CompUSA Stores L.P., CompUSA Holdings Company and U.S. Trust Company of Texas, N.A., as Trustee. (13)
         4.9 Subsidiary Guarantees executed by CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management Company, CompUSA Stores L.P. and CompUSA Holdings Company. (13)
         4.10 Rights Agreement dated April 29, 1994, between the Company and Bank One, Texas, N.A., as Rights Agent. (5)
         4.11 Letter of the Company dated November 1, 1995, appointing First Interstate Bank of Texas, N.A., as substitute Rights Agent under the Rights Agreement. (7)
         4.12 Letter of the Company dated August 16, 1996, appointing American Stock Transfer & Trust Company as substitute Rights Agent under the Rights Agreement. (13)
        10.1 CompUSA Inc. Long-Term Incentive Plan (formerly CompUSA Inc. 1990 Stock Option Plan). (7)

        10.2  $75,000,000 Credit Agreement dated June 16, 1995, among the
              Company, certain lenders and NationsBank of Texas, N.A., as
              Administrative Lender. (6)
        10.3  First Amendment to the Credit Agreement dated as of December 21,
              1995 among the Company, certain lenders and NationsBank of Texas,
              N.A., as Administrative Lender. (9)
        10.4  Promissory Note dated June 16, 1995, in the principal amount of
              $20,000,000 issued in favor of NationsBank of Texas, N.A. (6)
        10.5  Promissory Note dated June 16, 1995, in the principal amount of
              $15,000,000 issued in favor of First Interstate Bank of Texas,
              N.A. (6)
        10.6  Promissory Note dated June 16, 1995, in the principal amount of
              $15,000,000 issued in favor of United States Bank of Oregon. (6)
        10.7  Promissory Note dated June 16, 1995, in the principal amount of
              $12,500,000 issued in favor of Wells Fargo Bank. (6)
        10.8  Promissory Note dated June 16, 1995, in the principal amount of
              $12,500,000 issued in favor of Bank One, Texas, N.A. (6)
        10.9  Subsidiary Guaranty dated June 16, 1995, made by CompFinance Inc.
              and CompService Inc. (6)
        10.10 Agreements and Adoptions of Subsidiary Guaranty executed by
              CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc.,
              CompUSA Holdings I Inc., CompUSA Management Company, CompUSA
              Stores L.P. and CompUSA Holdings Company. (13)
        10.11 Subordination Agreement dated June 16, 1995, among CompFinance
              Inc., CompService Inc., NationsBank of Texas, N.A. and certain lenders. (6)
        10.12 Agreements and Adoptions of Subordination Agreement executed by
              CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc.,
              CompUSA Holdings I Inc., CompUSA Management Company, CompUSA
              Stores L.P. and CompUSA Holdings Company. (13)
        10.13 The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc. as Landlord and CompUSA
              Inc. as Tenant. (3)
        10.14 CompUSA Inc. 1996 Change in Control Termination Plan. (8)
        10.15 Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of J. Samuel Crowley, Ronald J.
              Gilmore, Melvin D. McCall, Lawrence N. Mondry, Paul Poyfair, James
              E. Skinner and Mark R. Walker. (13)
        10.16 Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of Anthony J. Cincotta, Aka A.
              DeMesa, Paul F. Ewert, Robyn Gatch-Priest, Harold D. Greenberg,
              James L. Infinger, Barry C. McCook, Jack A. Phelps, Ronald D.
              Strongwater and Anthony A. Weiss. (13)
        10.17 Form of Employment Agreement dated as of May 27, 1996, between the
              Company and J. Robert Gary. (13)
        10.18 Form of Employment Agreement between the Company and each of
              Gordon B. Hoffstein and Jack Littman-Quinn. (13)
        10.19 Form of Employment Agreement dated as of July 9, 1996, between the
              Company and each of Rick L. Fountain and Leslie C. Marshall. (13)
        10.20 Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin. (13)
        10.21 Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F. Compton. (13)
        10.22 CompSavings Plan for Employees of CompUSA Inc.  (10)
        10.23 CompUSA Inc. Deferred Compensation Plan.  (11)
        10.24 PCs Compleat, Inc. 1991 Stock Option Plan.  (12)
        11    Computation of Income per Common and Common Equivalent Share. (14)

    (b) Reports on Form 8-K.

        1. Report on Form 8-K/A filed with the Securities and Exchange Commission (the "SEC") on August 2, 1996, in connection with the Company's acquisition of PCs Compleat on May 30, 1996.

        2. Report on Form 8-K filed with the SEC on August 14, 1996, filing the Company's press release dated August 14, 1996 reporting financial results for the fourth quarter and for fiscal year 1996.
-----------------------------

       (1) Previously filed as an exhibit to Registration Statement No. 33-52236 on Form S-1 and incorporated herein by reference.
       (2) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
       (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
       (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
       (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
       (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 24, 1995 and incorporated herein by reference.
       (7) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
       (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996 and incorporated herein by reference.
       (9) Previously filed as an exhibit to the Company's Report on Form 8-K filed with the SEC on June 14, 1996, as amended by Form 8-K/A filed with the SEC on August 2, 1996.
      (10) Previously filed as an exhibit to Registration Statement No. 33-86314 on Form S-8 and incorporated herein by reference.
      (11) Previously filed as an exhibit to Registration Statement No. 33-99280 on Form S-8 and incorporated herein by reference.
      (12) Previously filed as an exhibit to Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.
      (13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference.
      (14) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CompUSA Inc.



Date:  November 1, 1996         By:    /S/  JAMES E. SKINNER
                                    -------------------------------
                                    James E. Skinner
                                    Executive Vice President,
                                    Chief Financial Officer and
                                     Treasurer
                                     (Principal Financial and
                                     Accounting Officer)