Form 10-Q
period 1996-12-28
COMPUSA INC
filed 1997-02-06
CIK 880323

-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 28, 1996

                                      OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

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

                             Yes   X     No
                                 -----      -----

           The registrant had 91,443,496 shares of common stock, $.01 per share par value, outstanding as of January 31, 1997.

-------------------------------------------------------------------------------

                        Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at December 28, 1996 (unaudited)
                     and June 29, 1996............................................................................................2

           Consolidated Income Statements for the thirteen weeks
                     and twenty-six weeks ended December 28, 1996 and
                     December 23, 1995 (unaudited)................................................................................3

           Consolidated Statements of Cash Flows for the twenty-six weeks ended December 28, 1996 and December 23, 1995 (unaudited)....................................................4

           Notes to Consolidated Financial Statements (unaudited).................................................................5

           Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned, each of them has guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional and joint and several basis and the Company does not consider such separate financial statements to be material to investors.

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..............................................................................................8


                                                      Part II - OTHER INFORMATION

Item 1.    Legal Proceedings......................................................................................................13


Item 4.    Submission of Matters to a Vote of Security Holders....................................................................13


Item 6.    Exhibits and Reports on Form 8-K.......................................................................................14


Signatures........................................................................................................................17



                                 CompUSA Inc.

                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)

                                                                                           December 28,             June 29,
                                                                                               1996                   1996
                                                                                         ------------------  ------------------
                                                                                            (unaudited)
                                                            ASSETS

Current assets:
        Cash and cash equivalents....................................................... $         281,469   $        207,614
        Accounts  receivable,  net of allowance for doubtful  accounts of $1,715 and
          $1,692 at December 28, 1996 and June 29, 1996, respectively...................           157,848            148,109
        Merchandise inventories.........................................................           586,160            398,841
        Prepaid expenses and other......................................................            22,001             15,669
                                                                                         ------------------  ------------------
               Total current assets.....................................................         1,047,478            770,233
Property and equipment, net.............................................................           156,686            131,184
Other assets............................................................................             9,335              7,920
                                                                                         ------------------  ------------------
                                                                                         $       1,213,499   $        909,337
                                                                                         ==================  ==================

                                                       LIABILITIES AND
                                                     STOCKHOLDERS' EQUITY

Current liabilities:

        Accounts payable................................................................ $         626,265   $        377,774
        Accrued liabilities.............................................................            99,400             82,178
        Current portion of capital lease obligations....................................             3,487              4,382
                                                                                         ------------------  ------------------
               Total current liabilities................................................           729,152            464,334
Capital lease obligations...............................................................             3,729              5,066
Senior Subordinated Notes...............................................................           110,000            110,000
Deferred income taxes...................................................................             3,543              4,032
Commitments and contingencies...........................................................                --                 --

Stockholders' equity:
        Preferred stock, $.01 per share par value, 10,000 shares authorized,
         none issued....................................................................                --                 --
        Common stock, $.01 per share par value; 200,000,000 shares authorized,  with
         91,384,339   shares   issued  and   outstanding,   at  December  28,  1996;
         100,000,000   shares   authorized,   with  90,215,716   shares  issued  and
         outstanding, at June 29, 1996..................................................               914                902
        Paid-in capital.................................................................           258,100            255,216
        Retained earnings...............................................................           110,890             72,616
                                                                                         ------------------  ------------------
                                                                                                   369,904            328,734
Less: Treasury stock, at cost, 379,460 shares at December 28, 1996 and June 29, 1996....            (2,829)            (2,829)
                                                                                         ------------------  ------------------
                Total stockholders' equity                                                         367,075            325,905
                                                                                         ------------------  ------------------
                                                                                         $       1,213,499   $        909,337
                                                                                         ==================  ==================

                            See accompanying notes.

                                 CompUSA Inc.

                        CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

                                                            Thirteen Weeks Ended
                                                 -----------------------------------------
                                                  December 28, 1996    December 23, 1995
                                                 -------------------- --------------------
Net sales..................................        $   1,198,603        $     983,228
Cost of sales and occupancy costs..........            1,031,876              852,177
                                                 -------------------- --------------------
          Gross profit.....................              166,727              131,051

Store operating expenses...................              102,257               79,498
Pre-opening expenses.......................                3,579                2,630
General and administrative expenses........               20,666               17,058
                                                 -------------------- --------------------
         Operating income..................               40,225               31,865

Other expense (income):
         Interest expense..................                2,989                3,206
         Other income, net.................               (1,346)              (1,728)
                                                 -------------------- --------------------
                                                           1,643                1,478
                                                 -------------------- --------------------

Income before income taxes.................               38,582               30,387
Income tax expense.........................               14,854               11,639
                                                 -------------------- --------------------

Net income                                       $        23,728      $        18,748
                                                 ==================== ====================

Income per common and common
        equivalent share...................      $          0.25      $          0.20
                                                 ==================== ====================

Weighted average common and common
        equivalent shares..................               94,737               93,017


                                                            Twenty-six Weeks Ended
                                                ----------------------------------------------
                                                  December 28, 1996       December 23, 1995
                                                -----------------------  ---------------------
Net sales..................................       $      2,189,133        $      1,765,206
Cost of sales and occupancy costs..........              1,885,486               1,536,267
                                                -----------------------  ---------------------
          Gross profit.....................                303,647                 228,939
Store operating expenses...................                192,751                 149,403
Pre-opening expenses.......................                  4,477                   2,925
General and administrative expenses........                 41,750                  31,795
                                                -----------------------  ---------------------
         Operating income..................                 64,669                  44,816
Other expense (income):
         Interest expense..................                  6,034                   6,252
         Other income, net.................                 (3,599)                 (2,113)
                                                -----------------------  ---------------------
                                                             2,435                   4,139
                                                -----------------------  ---------------------
Income before income taxes.................                 62,234                  40,677
Income tax expense.........................                 23,960                  15,722
                                                -----------------------  ---------------------

Net income                                      $           38,274       $          24,955
                                                =======================  =====================

Income per common and common
        equivalent share...................     $             0.40       $            0.28
                                                =======================  =====================

Weighted average common and common
        equivalent shares..................                 94,638                  89,044

                            See accompanying notes.

                                 CompUSA Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                               Twenty-six Weeks Ended
                                                                                    ------------------------------------------
                                                                                        December 28,          December 23,
                                                                                             1996                  1995
                                                                                     -------------------   -------------------
Cash flows provided by operating activities:
  Net income..................................................................      $         38,274         $      24,955
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization.........................................                16,582                12,888
        Deferred income tax...................................................                (2,365)                   --
        Changes in assets and liabilities:
          Increase in accounts receivable.....................................                (9,739)              (28,883)
          Increase in merchandise inventories.................................              (187,319)             (152,771)
          (Increase) decrease in prepaid expenses and other assets............                (6,318)                2,086
          Increase in accounts payable and accrued liabilities................               265,713               196,825
                                                                                     -------------------   -------------------
            Net cash provided by operating activities........................                114,828                55,100

Cash flows provided by (used in) investing activities:
  Capital expenditures........................................................               (41,300)              (21,824)
  Other.......................................................................                   261                   190
                                                                                     -------------------   -------------------
            Net cash used in investing activities............................                (41,039)              (21,634)

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock......................................                 2,896                77,332
  Purchase of treasury stock..................................................                     --               (3,521)
  Borrowings under Credit Agreement...........................................                     --               23,250
  Repayments of borrowings under Credit Agreement.............................                     --              (15,250)
  Payments under capital lease obligations....................................                (2,830)               (2,285)
                                                                                     -------------------   -------------------
            Net cash provided by financing activities........................                     66                79,526
                                                                                     -------------------   -------------------

Net increase in cash and cash equivalents....................................                 73,855               112,992
Cash and cash equivalents at beginning of period.............................                207,614                96,494
                                                                                     -------------------   -------------------

Cash and cash equivalents at end of period.......................................       $    281,469         $     209,486
                                                                                     ===================   ===================

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

2.          Equity

           Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effects of stock options, treated as common stock equivalents, are calculated using the treasury stock method.

           On November 6, 1996, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 18, 1996, payable on December 2, 1996. Stock options and all other agreements payable in the Company's common stock (the "Common Stock") have been amended to reflect the split. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account. All references to the number of shares of Common Stock, except for shares authorized, per share prices and income per common and common equivalent share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis.

           In December 1995, the Company's Board of Directors authorized the purchase of up to $30.0 million of Common Stock. On December 22, 1995, the Company purchased 472,400 shares of Common Stock, to be held as treasury stock, at a weighted average price of $7.44 per share, excluding transaction costs. In February 1996, the Company made a cash contribution to the Company's defined contribution profit sharing plan to effect the Company's required contribution to the plan for 1995, which the plan used to purchase 92,940 shares of treasury stock from the Company. On May 24, 1996, the Company's Board of Directors rescinded the authorization to purchase the Company's Common Stock.

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

                                 CompUSA Inc.

                                  (unaudited)

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

4.         Subsidiary Guarantees

           The Company's 9 1/2% Senior Subordinated Notes due 2000 (the
"Senior Subordinated Notes") are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                    As of and for the
                                                                  Twenty-six Weeks Ended
                                                         ----------------------------------------
                                                            December 28,         December 23,
                                                               1996                  1995
                                                         ------------------   ------------------
                                                                     (in thousands)
Intercompany receivables.............................      $      32,193      $        95,382
Other current assets.................................            441,704               83,855
Noncurrent assets....................................            119,150                2,517
Intercompany payables................................             81,632               11,052
Other current liabilities............................            131,417               49,012
Long-term debt and liabilities.......................              2,924                  778
Net sales............................................          1,559,130               95,684
Intercompany revenues................................             96,275               16,365
Costs and expenses...................................          1,523,656               94,634
Intercompany expenses................................             68,884                   --
Net income...........................................             38,662                7,907


In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

5.         Supplemental Disclosures of Cash Flow Information

                                                                                           Twenty-six Weeks Ended
                                                                                 -------------------------------------------
                                                                                     December 28,          December 23,
                                                                                          1996                  1995
                                                                                 --------------------   --------------------
                                                                                               (in thousands)
Cash paid during the periods for:
           Interest...........................................................   $            5,586     $           5,797
           Income taxes.......................................................               22,581                 7,001

Investing activities not affecting cash are as follows:
           Additions to property and equipment under capital leases...........   $              598     $            3,469

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

7.         Credit Agreement

           Effective December 30, 1996, the Company entered into a new, three-year unsecured revolving credit agreement (the "Credit Agreement") with a consortium of fourteen banks that provides for borrowings and letters of credit up to a maximum of $150,000,000, with letters of credit not to exceed $75,000,000 in the aggregate. The Credit Agreement replaces the previous $75,000,000 unsecured credit agreement. The funds available under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full. At December 28, 1996, no amounts were outstanding under the Company's previous credit agreement. At December 30, 1996, the Company had approximately $148,000,000 available for future borrowings after reduction for outstanding letters of credit.

           Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.25% per annum as of December 30, 1996) or a rate based on the London Interbank Offering Rate (LIBOR) ranging from 5.5% to 5.6% as of December 30, 1996, plus a specified margin. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

           The Credit Agreement requires the maintenance of certain financial ratios and tangible net worth. The Credit Agreement also imposes limitations on mergers and consolidations and prohibits the payment of dividends (other than stock dividends) and the purchase of Common Stock in excess of $30,000,000. The Credit Agreement allows the Company to securitize up to $100,000,000 of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional and joint and several basis by all subsidiaries of the Company.

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


General

           All references herein to "fiscal 1997" relate to the fifty-two weeks ending June 28, 1997, references to "fiscal 1996" relate to the fifty-three weeks ended June 29, 1996, and references to "fiscal 1995" relate to the fifty-two weeks ended June 24, 1995. In addition, all references herein to "second quarter of fiscal 1997" and "first six months of fiscal 1997" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 28, 1996 and all references to "second quarter of fiscal 1996" and "first six months of fiscal 1996" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 23, 1995.

           The following table sets forth certain operating data for the
Company:

                                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                                 ------------------------------      ------------------------------
                                                                 December 28,       December 23,     December 28,      December 23,

                                                                    1996                1995             1996              1995
                                                                 ------------       ------------     ------------      -----------
  Stores open at end of period..........................             122                  95              122                95

  Stores opened during the period.......................              14                   9               17                10

  Stores relocated during the period....................              --                   1               --                 1

  Average net sales per gross square foot (1)...........            $363                $385             $689              $710

  Comparable store sales increase (2)...................            1.5%               10.5%             4.1%             13.3%

   -------------------

   (1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period.
   (2) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The comparable store sales increase for the second quarter of fiscal 1997 has been calculated by comparing net sales for the thirteen weeks ended December 28, 1996 with net sales for the thirteen weeks ended December 30, 1995. The comparable store sales increase for the first six months of fiscal 1997 has been calculated by comparing net sales for the twenty-six weeks ended December 28, 1996 with net sales for the twenty-six weeks ended December 30, 1995.

           In addition to stores opened in new markets, the Company has opened some Computer Superstores/SM/ in existing markets, which has resulted in the diversion of sales from existing stores and thus some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.


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


                                                       Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                 ---------------------------------     ---------------------------------
                                                 December 28,         December 23,     December 28,         December 23,

                                                     1996                 1995             1996                 1995
                                                 ------------         ------------     ------------         ------------
Net sales.......................................       100.0%               100.0%           100.0%               100.0%

Cost of sales and occupancy costs...............        86.1                 86.7             86.1                 87.0
                                                 ------------         ------------     ------------         ------------
Gross profit....................................        13.9                 13.3             13.9                 13.0

Store operating expenses........................         8.5                  8.1              8.8                  8.5

Pre-opening expenses............................         0.3                  0.3              0.2                  0.2

General and administrative expenses.............         1.7                  1.7              1.9                  1.8
                                                 ------------         ------------     ------------         ------------
Operating income ...............................         3.4                  3.2              3.0                  2.5

Interest expense and other income, net..........         0.2                  0.1              0.2                  0.2
                                                 ------------         ------------     ------------         ------------
Income before income taxes......................         3.2                  3.1              2.8                  2.3

Income tax expense..............................         1.2                  1.2              1.1                  0.9
                                                 ------------         ------------     ------------         ------------
Net income......................................         2.0%                 1.9%             1.7%                 1.4%
                                                 ============         ============     ============         ============

Second quarter ended December 28, 1996, compared with the second quarter ended December 23, 1995.

           Net sales for the second quarter of fiscal 1997 increased 21.9% to $1.20 billion from $983 million for the second quarter of fiscal 1996. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the second quarter of fiscal 1996.

           Gross profit was $167 million, or 13.9% of net sales, in the second quarter of fiscal 1997, compared with $131 million, or 13.3% of net sales, in the second quarter of fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The increase in gross profit described above was partially offset by an increase in occupancy costs related to the opening of 27 additional Computer Superstores since the second quarter of fiscal 1996.

           Store operating expenses were $102 million, or 8.5% of net sales, in the second quarter of fiscal 1997, compared with $79.5 million, or 8.1% of net sales, in the second quarter of fiscal 1996. The increase in store operating expenses as a percentage of net sales is due partially to the increase in both new store net sales and service revenues as a percentage of total net sales. The increases in new store net sales and service revenues as percentages of total net sales had the effect of increasing store operating expenses as a percentage of net sales because of the following factors: (1) store operating expenses in general, and store personnel expenses in particular, generally constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) store operating expenses are generally higher for service revenues than for merchandise sales. The increases in store operating expenses discussed above were partially offset by a decrease in advertising expense resulting from increased vendor participation.

           Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the second quarter of fiscal 1997, the Company incurred $3.6 million in pre-opening expenses in connection with the opening of fourteen stores, compared with $2.6 million in pre-opening expenses incurred in the second quarter of fiscal 1996 in connection with the opening of nine stores, the relocation of one store and the opening of one Training Supercenter
Plus/SM/ location.

           General and administrative expenses of $20.7 million, or 1.7% of net sales, for the second quarter of fiscal 1997 remained relatively constant as a percentage of net sales compared with $17.1 million, or 1.7% of net sales, for the second quarter of fiscal 1996.

           Interest expense and other income, net, of $1.6 million in the second quarter of fiscal 1997 remained relatively constant compared with $1.5 million in the second quarter of fiscal 1996. See "-Liquidity and Capital Resources."

           The Company's effective tax rate for the second quarter of fiscal 1997 was 38.5%, compared with an effective tax rate of 38.3% for the second quarter of fiscal 1996. The effective tax rate differed in fiscal 1996 and fiscal 1997 from the federal statutory rate primarily due to state income taxes partially offset by tax exempt interest income.

           As a result of the above, net income for the second quarter of fiscal 1997 was $23.7 million, or $.25 per share, compared with net income of $18.7 million, or $.20 per share, for the second quarter of fiscal 1996.

Six months ended December 28, 1996, compared with the six months ended December 23, 1995

           Net sales for the first six months of fiscal 1997 increased 24% to $2.19 billion from $1.77 billion for the first six months of fiscal 1996. The increase in net sales was due to the additional sales volume attributable to the new stores opened during and subsequent to the first six months of fiscal 1996 and an increase in comparable store sales of 4.1%. The comparable store sales percentage increased despite the opening of Computer Superstores in existing markets which resulted in the diversion of sales from existing stores.

           Gross profit was $304 million, or 13.9% of net sales, in the first six months of fiscal 1997, compared with $229 million, or 13.0% of net sales, in the first six months of fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The increase in gross profit described above was partially offset by an increase in occupancy costs related to the opening of 27 additional Computer Superstores since the second quarter of fiscal 1996.

           Store operating expenses were $193 million, or 8.8% of net sales, in the first six months of fiscal 1997, compared with $149 million, or 8.5% of net sales, in the first six months of fiscal 1996. The increase in store operating expenses as a percentage of net sales is due partially to the increase in both new store net sales and service revenues as a percentage of total net sales. These increases in new store net sales and service revenues as percentages of total net sales had the effect of increasing store operating expenses as a percentage of net sales because of the following factors: (1) store operating expenses in general, and store personnel expenses in particular, generally constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) store operating expenses are generally higher for service revenues than for merchandise sales. The increases in store operating expenses discussed above were partially offset by a decrease in advertising expense resulting from increased vendor participation.

           In the first six months of fiscal 1997, the Company incurred $4.5 million in pre-opening expenses in connection with the opening of 17 stores, compared with $2.9 million in pre-opening expenses incurred in the first six months of fiscal 1996 in connection with the opening of 10 new stores, the relocation of one store and the opening of two Training Supercenter Plus locations.

           General and administrative expenses of $41.8 million, or 1.9% of net sales, for the first six months of fiscal 1997 remained relatively constant as a percentage of net sales compared with $31.8 million, or 1.8% of net sales, for the first six months of fiscal 1996.

           Interest expense and other income, net, was $2.4 million in the first six months of fiscal 1997, compared with $4.1 million in the first six months of fiscal 1996. This decrease is attributable to increased other income related to higher investment levels during the first six months of fiscal 1997. See "-Liquidity and Capital Resources."

           The Company's effective tax rate for the first six months of fiscal 1997 was 38.5%, compared with an effective tax rate of 38.7% for the first six months of fiscal 1996. The effective tax rate differed in fiscal 1996 and fiscal 1997 from the federal statutory rate primarily due to state income taxes partially offset by tax exempt interest income.

           As a result of the above, net income for the first six months of fiscal 1997 was $38.3 million, or $.40 per share, compared with net income of $25.0 million, or $.28 per share, for the first six months of fiscal 1996.

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

Liquidity and Capital Resources

           At December 28, 1996, total assets were $1.21 billion, $1.05 billion of which were current assets, including $281 million of cash and cash equivalents. Net cash provided by operating activities for the first six months of fiscal 1997 was $115 million. Net cash provided by operating activities during the first six months of fiscal 1997 was primarily due to the net income for the six months and an increased ratio of accounts payable to inventory.

           Approximately three-fourths of the Company's net sales during the first half of both fiscal 1997 and fiscal 1996 were sales for which the Company received payment at the time of sale either in cash, by check or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government and education customers.

           Capital expenditures during the first six months of fiscal 1997 were $41.3 million, $14.9 million of which were for fiscal 1997 new stores and $6.1 million for existing stores, compared with $21.8 million of capital expenditures during the first six months of fiscal 1996, $9.5 million of which were for fiscal 1996 new stores and $6.2 million for existing stores. During fiscal 1997, the Company plans to open approximately 25 to 30 new Computer Superstores and anticipates total capital expenditures of approximately $65.0 to $70.0 million. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. The Company believes its available cash and cash equivalents and vendor and bank financing are sufficient to satisfy its short-term capital requirements.

           The Company has an unsecured $150 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in December 1999. The Credit Agreement requires the maintenance of certain financial ratios and restricts, among other things, the Company's ability to incur additional indebtedness. However, the Credit Agreement allows the Company to securitize up to $100 million of certain assets. See Note 7 of Notes to Consolidated Financial Statements. At December 28, 1996, no amounts were outstanding under the Company's previous credit agreement. At December 30, 1996, the Company had approximately $148 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

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

                                    PART II

Item 1.  Legal Proceedings

      Note 3 of the Notes to Consolidated Financial Statements in Item 1 is incorporated herein by reference as if fully restated herein. Note 3 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2 -"Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results."

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of stockholders on November 6, 1996. The following are the results of certain matters voted upon at the meeting:

(a) With respect to the election of directors whose terms expired in 1996, shares were voted as follows:

                                                      Warren D.       Kevin J.
                                                      Feldberg         Roche
                                                   --------------  -------------
      For..........................................  38,386,639      38,387,156
      Withheld.....................................     363,369         362,852
                                                   --------------  -------------
            Total..................................  38,750,008      38,750,008
                                                   ==============  =============

      Messrs. Feldberg and Roche were elected for terms expiring on the date of the annual meeting of stockholders in 1999. The following members of the Board of Directors have terms expiring on the date of the annual meeting of stockholders in the years indicated: James F. Halpin, Lawrence Mittman and Denise Ilitch Lites -- 1997, and Giles H. Bateman, Leonard L. Berry, Ph.D. and Morton E. Handel -- 1998.

(b) With respect to the amendments to the Company's Restated and Amended Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000, shares were voted as follows:

      For......................................................      35,258,108
      Against..................................................       3,442,693
      Abstentions..............................................          49,207
                                                               -----------------
            Total..............................................      38,750,008
                                                               =================

(c)   With respect to the amendments to the Company's Long-Term Incentive Plan
      (i) to increase the number of shares of Common Stock authorized for issuance thereunder by 2,000,000 shares from 6,394,368 to 8,394,368 and
      (ii) in certain other respects, shares were voted as follows:

      For......................................................      24,724,611
      Against..................................................      13,921,800
      Abstentions..............................................         103,597
                                                               -----------------
            Total..............................................      38,750,008
                                                               =================

(d) With respect to the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the Company's 1997 fiscal year, shares were voted as follows:


    For........................................................      38,668,496
    Against....................................................          35,492
    Abstentions................................................          46,020
                                                               -----------------
            Total..............................................      38,750,008
                                                               =================


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         2.1 Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat. (7)
         3.1    Restated and Amended Certificate of Incorporation. (11)
         3.2    Restated and Amended Bylaws. (4)
         4.1    Specimen Common Stock Certificate (as amended). (13)
         4.2    Specimen 9 1/2% Senior Subordinated Note Due 2000. (3)
         4.3 Indenture dated June 17, 1993 among CompUSA Inc., as Issuer, Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance Inc., CompService Inc., as Guarantors and U.S. Trust Company of Texas, N.A., as Trustee relating to 9 1/2% Senior Subordinated Notes Due 2000. (1)
         4.4 First Supplemental Indenture dated as of December 1, 1995 among the Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S. Trust Company of Texas, N.A., as Trustee. (6)
         4.5 Second Supplemental Indenture dated as of February 7, 1996 among the Company, CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA Holdings II Inc., and U.S. Trust Company of Texas, N.A., as Trustee. (10)
         4.6 Third Supplemental Indenture dated as of May 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust Company of Texas, N.A., as Trustee. (10)
         4.7 Fourth Supplemental Indenture dated as of May 30, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc. and U.S. Trust Company of Texas, N.A., as Trustee. (10)
         4.8 Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management Company, CompUSA Stores L.P., CompUSA Holdings Company and U.S. Trust Company of Texas, N.A., as Trustee. (10)
         4.9 Subsidiary Guarantees executed by CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management Company, CompUSA Stores L.P. and CompUSA Holdings Company. (10)
         4.10 Rights Agreement dated April 29, 1994, between the Company and Bank One, Texas, N.A., as Rights Agent. (4)
         4.11 Letter of the Company dated November 1, 1995, appointing First Interstate Bank of Texas, N.A., as substitute Rights Agent under the Rights Agreement. (5)
         4.12 Letter of the Company dated August 16, 1996, appointing American Stock Transfer & Trust Company as substitute Rights Agent under the Rights Agreement. (10)
        10.1 $150,000,000 Amended and Restated Credit Agreement dated December 30, 1996, among the Company, certain lenders and NationsBank of Texas, N.A., as administrative lender. (13)

        10.2 Subsidiary Guaranty dated as of December 30, 1996 by CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompTeam Inc., CompUSA Management Company, CompUSA Stores L.P., and CompUSA Holdings Company. (13)
        10.3 Promissory Note dated December 30, 1996, in the principal amount of $20,000,000, issued in favor of NationsBank of Texas, N.A.
                (13)
        10.4 Promissory Note dated December 30, 1996, in the principal amount of $15,000,000, issued in favor of United States National Bank of Oregon. (13)
        10.5 Promissory Note dated December 30, 1996, in the principal amount of $15,000,000, issued in favor of Bank One, Texas, N.A. (13)
        10.6 Promissory Note dated December 30, 1996, in the principal amount of $15,000,000, issued in favor of Wells Fargo Bank (Texas), N.A. (13)
        10.7 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of The Bank of New York. (13)
        10.8 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of The Bank of Nova Scotia. (13)
        10.9 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of The Fuji Bank, Limited - Houston Agency. (13)
        10.10 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of Fleet National Bank. (13)
        10.11 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of Hibernia National Bank. (13)
        10.12 Promissory Note dated December 30, 1996, in the principal amount of $7,500,000, issued in favor of Credit Suisse. (13)
        10.13 Promissory Note dated December 30, 1996, in the principal amount of $7,500,000, issued in favor of The Sumitomo Bank, Limited.
                (13)
        10.14   Promissory Note dated December 30, 1996, in the principal amount of $5,000,000, issued in favor of Mellon Bank, N.A. (13)
        10.15   Promissory Note dated December 30, 1996, in the principal amount of $5,000,000, issued in favor of The Sakura Bank, Limited. (13)
        10.16 Promissory Note dated December 30, 1996, in the principal amount of $5,000,000, issued in favor of UMB Bank, N.A. (13)
        10.17 Subordination Agreement dated December 30, 1996, by and among CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompTeam Inc., CompUSA Management Company, CompUSA Stores L.P. and CompUSA Holdings Company, and NationsBank of Texas, N.A. (13)
        10.18 The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc. as Landlord and CompUSA Inc. as Tenant. (2)
        10.19   CompUSA Inc. 1996 Change in Control Termination Plan. (6)
        10.20 Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of J. Samuel Crowley, Ronald J. Gilmore, Melvin D. McCall, Lawrence N. Mondry, Paul Poyfair, James E. Skinner and Mark R. Walker. (10)
        10.21 Form of Employment Agreement between the Company and each of Anthony J. Cincotta, Aka A. DeMesa, Paul F. Ewert, Rick L. Fountain, J. Robert Gary, Robyn Gatch-Priest, Harold D. Greenberg, James L. Infinger, Leslie C. Marshall, Barry C. McCook, Jack A. Phelps, Ronald D. Strongwater and Anthony A. Weiss. (10)
        10.22 Form of Employment Agreement between the Company and each of Gordon B. Hoffstein and Jack Littman-Quinn. (10)
        10.23 Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin. (10)
        10.24 Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F. Compton. (10)

        10.25   CompSavings Plan for Employees of CompUSA Inc.  (8)
        10.26   Amended and Restated CompUSA Inc. Deferred Compensation Plan.
                (13)
        10.27   CompUSA Inc. Long-Term Incentive Plan. (12)
        10.28   PCs Compleat, Inc. 1991 Stock Option Plan.  (9)
        11      Computation of Income per Common and Common Equivalent Share.
                (13)


      (b) Reports on Form 8-K.

           None.

-------------------

         (1)    Previously filed as an exhibit to Registration Statement No. 33-
                62884 on Form S-3 and incorporated herein by reference.
         (2)    Previously filed as an exhibit to the Company's Annual Report on
                Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
         (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
         (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
         (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996 and incorporated herein by reference.
         (7) Previously filed as an exhibit to the Company's Report on Form 8-K filed on June 14, 1996, as amended by Form 8-K/A filed on August 2, 1996.
         (8) Previously filed as an exhibit to Registration Statement No. 33-86314 on Form S-8 and incorporated herein by reference.
         (9) Previously filed as an exhibit to Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.
         (10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference.
         (11) Previously filed as an exhibit to the Company's Registration Statement No. 1-11566 on Form 8-A/A filed December 6, 1996, as amended.
         (12) Previously filed as an exhibit to Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.
         (13)   Filed herewith.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CompUSA Inc.




Date:  February 3, 1997       By:  /s/  James E. Skinner
                                 -------------------------------
                                        James E. Skinner
                                        Executive Vice President, Chief
                                          Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                          Officer)