Form 10-Q
period 1997-03-29
COMPUSA INC
filed 1997-05-12
CIK 880323

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997

                                      OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                                 Yes  X   No
                                     ---     ---

     The registrant had 91,242,490 shares of common stock, $.01 per share par value, outstanding as of April 30, 1997.

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets at March 29, 1997 (unaudited)
          and June 29, 1996...........................................  3

     Consolidated Income Statements for the thirteen weeks
          and thirty-nine weeks ended March 29, 1997 and
          March 23, 1996 (unaudited)..................................  4

     Consolidated Statements of Cash Flows for the thirty-nine weeks ended March 29, 1997 and March 23, 1996 (unaudited).........  5

     Notes to Consolidated Financial Statements (unaudited)...........  6

   Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned, each has guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis and the Company does not consider such separate financial statements to be material to investors.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS................................... 10



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS........................................... 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................ 16

SIGNATURES............................................................ 17

EXHIBIT 11............................................................ 18

                                 COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)


                                               MARCH 29,    JUNE 29,
                                                 1997         1996
                                              ----------    ---------
                                              (unaudited)

                ASSETS

Current assets:
   Cash and cash equivalents................  $  257,088    $207,614
   Accounts receivable, net of allowance
    for doubtful accounts of $2,042 and
    $1,692 at March 29, 1997 and June 29,
    1996, respectively......................     180,443     148,109
    Merchandise inventories.................     625,055     398,841
    Prepaid expenses and other..............      22,722      15,669
                                              ----------    --------
       Total current assets.................   1,085,308     770,233
Property and equipment, net.................     163,187     131,184
Other assets................................       9,638       7,920
                                              ----------    --------
                                              $1,258,133    $909,337
                                              ==========    ========

         LIABILITIES AND
      STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable.........................  $  620,838    $377,774
   Accrued liabilities......................     113,454      82,178
   Current portion of capital lease
    obligations.............................       3,324       4,382
                                              ----------    --------
       Total current liabilities............     737,616     464,334
Capital lease obligations...................       2,848       5,066
Senior Subordinated Notes...................     110,000     110,000
Deferred income taxes.......................       6,828       4,032
Commitments and contingencies...............          --          --
Stockholders' equity:
   Preferred stock, $.01 per
    share par value, 10,000
    shares authorized, none
    issued..................................          --          --
   Common stock, $.01 per share
    par value 200,000,000 shares
    authorized, with 91,552,191
    shares issued at March 29,
    1997; 90,215,716 shares
    issued at June 29, 1996.................         916         902
   Paid-in capital..........................     258,681     255,216
   Retained earnings........................     143,605      72,616
                                              ----------    --------
                                                 403,202     328,734

Less: Treasury stock, at cost,
      316,627 shares at March 29, 1997
      and 379,460 shares at June 29, 1996...      (2,361)     (2,829)
                                              ----------    --------
Total stockholders' equity..................     400,841     325,905
                                              ----------    --------
                                              $1,258,133    $909,337
                                              ==========    ========

                            See accompanying notes.

                                 COMPUSA INC.

                        CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)


                                                  THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                              ---------------------------       ---------------------------
                                               MARCH 29,        MARCH 23,       MARCH 29,        MARCH 23,
                                                 1997             1996             1997             1996
                                              ----------       ----------       ----------       ----------
Net sales..................................   $1,272,882       $1,065,731       $3,462,015       $2,830,937
Cost of sales and occupancy costs..........    1,089,902          916,837        2,975,389        2,453,104
                                              ----------       ----------       ----------       ----------
   Gross profit............................      182,980          148,894          486,626          377,833

Store operating expenses...................      105,466           88,395          298,218          237,797
Pre-opening expenses.......................          250              223            4,727            3,148
General and administrative expenses........       23,320           21,673           65,070           53,469
                                              ----------       ----------       ----------       ----------
   Operating income........................       53,944           38,603          118,611           83,419

Other expense (income):
 Interest expense..........................        3,102            3,125            9,136            9,376
 Other income, net.........................       (2,355)          (2,227)          (5,956)          (4,337)
                                              ----------       ----------       ----------       ----------
                                                     747              898            3,180            5,039
                                              ----------       ----------       ----------       ----------
Income before income taxes.................       53,197           37,705          115,431           78,380
Income tax expense.........................       20,482           14,772           44,442           30,492
                                              ----------       ----------       ----------       ----------

   Net income..............................   $   32,715       $   22,933       $   70,989       $   47,888
                                              ==========       ==========       ==========       ==========

Income per common and common
 equivalent share..........................   $     0.35       $     0.25       $     0.75       $     0.53
                                              ==========       ==========       ==========       ==========

Weighted average common and common
 equivalent shares.........................       94,450           92,574           94,576           90,221
                                              ==========       ==========       ==========       ==========


                            See accompanying notes.

                                 COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                THIRTY-NINE WEEKS ENDED
                                               --------------------------
                                               MARCH 29,        MARCH 23,
                                                 1997             1996
                                               ---------        ---------
Cash flows provided by operating
 activities:
  Net income.................................  $  70,989        $  47,888
     Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
       Depreciation and amortization.........     25,664           20,061
       Deferred income tax...................        920               --
       Changes in assets and
        liabilities:
         Increase in accounts receivable.....    (32,334)         (37,385)
         Increase in merchandise
          inventories........................   (226,214)        (130,677)
         Increase in prepaid expenses
          and other assets...................     (7,606)            (358)
         Increase in accounts payable
          and accrued liabilities............    273,608          261,413
                                               ---------        ---------
            Net cash provided by
             operating activities............    105,027          160,942

Cash flows provided by (used in)
 investing activities:
  Capital expenditures.......................    (56,603)         (34,094)
  Other......................................        294              581
                                               ---------        ---------
            Net cash used in investing
             activities......................    (56,309)         (33,513)


Cash flows provided by (used in)
 financing activities:
  Proceeds from issuance of common stock.....      3,447           77,924
  Purchase of treasury stock.................         --           (3,521)
  Sale of treasury stock to benefit plan.....      1,233              812
  Borrowings under line of credit
   agreements................................         --           38,500
  Repayments of borrowings under line
   of credit agreements......................         --          (38,000)
  Payments under capital lease
   obligations...............................     (3,924)          (3,751)
                                               ---------        ---------
            Net cash provided by
             financing activities............        756           71,964
                                               ---------        ---------

Net increase in cash and cash
 equivalents.................................     49,474          199,393
Cash and cash equivalents at beginning
 of period...................................    207,614           96,494
                                               ---------        ---------

Cash and cash equivalents at end of
 period......................................  $ 257,088        $ 295,887
                                               =========        =========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996.

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

     On November 6, 1996, the Company's Board of Directors declared a two-for-one common stock split effected in the form of a stock dividend to stockholders of record as of the close of business on November 18, 1996, payable on December 2, 1996. Stock options and all other agreements payable in the Company's common stock (the "Common Stock") have been amended to reflect the split. An amount equal to the par value of shares issued in the split has been transferred from paid-in capital to the common stock account. All references to the number of shares of Common Stock issued or outstanding, per share prices, and income per common and common equivalent share amounts in the consolidated financial statements and the accompanying notes have been adjusted to reflect the split on a retroactive basis.

     In December 1995, the Company's Board of Directors authorized the purchase
of up to $30.0 million of Common Stock.   On December 22, 1995, the Company
purchased 472,400 shares of Common Stock, to be held as treasury stock, at a weighted average price of $7.44 per share, excluding transaction costs.
On May 24, 1996, the Company's Board of Directors rescinded the authorization to purchase Common Stock.

                                 COMPUSA INC.

                                  (unaudited)

     In February 1996, the Company made a cash contribution to the Company's defined contribution profit sharing plan to effect the Company's required contribution to the plan for 1995, which the plan used to purchase 92,940 shares of treasury stock from the Company. In March 1997, the Company made a cash contribution to the Company's defined contribution profit sharing plan to effect the Company's required contribution to the plan for 1996, which the plan used to purchase 62,833 shares of treasury stock from the Company.

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

4.   SUBSIDIARY GUARANTEES

     The Company's 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                     AS OF AND FOR THE
                                                  THIRTY-NINE WEEKS ENDED
                                               ----------------------------
                                                MARCH 29,         MARCH 23,
                                                  1997              1996
                                               ----------         ---------
                                                     (in thousands)

Intercompany receivables.....................  $   46,871         $ 86,958

Other current assets.........................     445,210           93,750

Noncurrent assets............................     129,585            2,470

Intercompany payables........................      45,756           14,292

Other current liabilities....................     149,169           39,046

Long-term debt and liabilities...............       2,199              803

Net sales....................................   2,443,100          161,582

Intercompany revenues........................     153,263           26,572

Costs and expenses...........................   2,377,246          158,851

Intercompany expenses........................     107,598               --

Net income...................................      68,584           15,553


     In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

                                 COMPUSA INC.

                                  (unaudited)

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                   THIRTY-NINE WEEKS ENDED
                                                 ---------------------------
                                                 MARCH 29,         MARCH 23,
                                                   1997              1996
                                                 ---------         ---------
                                                       (in thousands)
Cash paid during the periods for:
     Interest                                     $ 5,823           $ 6,067
     Income taxes                                  36,537            20,294

Investing activities not affecting cash
 are as follows:
     Additions to property and
      equipment under capital leases              $   648           $ 3,680

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that losses on the impairment of long-lived assets used in operations be recorded when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. The standard was adopted by the Company in the preparation of its financial statements for the quarter ended September 28, 1996. Adoption of the standard had no impact on the Company's financial statements.

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

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which the Company is required to adopt in the second quarter of the fiscal year ending June 27, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new standard, the Company will be required to disclose both "basic" and "diluted" earnings per share. In calculating basic earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share for the thirteen weeks ended March 29, 1997 and March 23, 1996 is expected to be $0.01 per share higher than the earnings per share amounts currently reported for these periods, while basic earnings per share for the thirty-nine weeks ended March 29, 1997 and March 23, 1996 is expected to be $0.03 per share higher than the earnings per share amounts currently reported for these periods. The Company has not yet determined what the impact of Statement 128 will be on the calculation of diluted earnings per share.

                                 COMPUSA INC.

                                  (unaudited)

7.   CREDIT AGREEMENT

     Effective December 30, 1996, the Company entered into a new, three-year unsecured revolving credit agreement (the "Credit Agreement") with a consortium of fourteen banks that provides for borrowings and letters of credit up to a maximum of $150,000,000, with letters of credit not to exceed
$75,000,000 in the aggregate. The Credit Agreement replaces the previous $75,000,000 unsecured credit agreement. The funds available under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full. At March 29, 1997, no amounts were outstanding under the Credit Agreement. At March 29, 1997, the Company had approximately $149,000,000 available for future borrowings after reduction for outstanding letters of credit.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of March 29, 1997) or a rate based on the London Interbank Offering Rate (LIBOR) ranging from 5.8% to 5.9% as of March 29, 1997, plus a specified margin, currently 0.75%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

     The Credit Agreement requires the maintenance of certain financial ratios and tangible net worth. The Credit Agreement also imposes limitations on mergers and consolidations and prohibits the purchase of Common Stock in excess of $30,000,000 and the payment of dividends (other than stock dividends). The Credit Agreement allows the Company to securitize up to $100,000,000 of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all subsidiaries of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

        This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

     All references herein to "fiscal 1997" relate to the fifty-two weeks ending June 28, 1997, references to "fiscal 1996" relate to the fifty-three weeks ended June 29, 1996, and references to "fiscal 1995" relate to the fifty-two weeks ended June 24, 1995. In addition, all references herein to "third quarter of fiscal 1997" and "first nine months of fiscal 1997" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 29, 1997 and all references to "third quarter of fiscal 1996" and "first nine months of fiscal 1996" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 23, 1996.

     The following table sets forth certain operating data for the Company:

                                                     THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                                   -------------------------         -------------------------
                                                   MARCH 29,        MARCH 23,        MARCH 29,        MARCH 23,
                                                     1997             1996             1997             1996
                                                   --------         --------         --------         --------
Stores open at end of period......................    123               96              123               96
Stores opened during the period...................      1                1               18               11
Stores relocated during the period................     --               --               --                1
Average net sales per gross square foot (1).......   $372            $ 382           $1,061           $1,104
Comparable store sales increase (2)...............    5.6%            14.1%             4.6%            13.6%

-------------
(1) The above average net sales per gross square foot amounts for fiscal 1996 have been restated from the amounts previously disclosed. The restated amounts above have been calculated based on sales for the thirteen and thirty-nine weeks ended March 30, 1996 in order to facilitate a more meaningful comparison to the thirteen and thirty-nine weeks ended March 29, 1997. The above amounts are calculated using net sales of the Company's stores (including sales of the Company's national accounts group but excluding sales of PCs Compleat, Inc., the Company's mail-order subsidiary) divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period. Average net sales per gross square foot for the thirteen and thirty-nine weeks ended March 23, 1996 were $390 and $1,100, respectively.

                                             (Notes continued on following page)

(Notes continued from previous page)

(2) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during the period, as well as net sales of the Company's national accounts group. Comparable store sales exclude net sales of PCs Compleat, Inc., the Company's mail-order subsidiary. The comparable store sales increase for the third quarter of fiscal 1997 has been calculated by comparing net sales for the thirteen weeks ended March 29, 1997 with net sales for the thirteen weeks ended March 30, 1996. The comparable store sales increase for the first nine months of fiscal 1997 has been calculated by comparing net sales for the thirty-nine weeks ended March 29, 1997 with net sales for the thirty-nine weeks ended March 30, 1996.

     In addition to stores opened in new markets, the Company has opened Computer Superstores/SM/ in existing markets, which has resulted in the diversion of sales from existing stores and thus some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets, and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

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

                                                   THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                 -------------------------          -------------------------
                                                 MARCH 29,        MARCH 23,         MARCH 29,        MARCH 23,
                                                   1997             1996              1997             1996
                                                 --------         --------          --------         --------
Net sales......................................    100.0%           100.0%           100.0%           100.0%
Cost of sales and occupancy costs..............     85.6             86.0             85.9             86.7
                                                   -----            -----            -----            -----
Gross profit...................................     14.4             14.0             14.1             13.3
Store operating expenses.......................      8.3              8.3              8.6              8.4
Pre-opening expenses...........................      0.1              0.1              0.2              0.1
General and administrative expenses............      1.8              2.0              1.9              1.9
                                                   -----            -----            -----            -----
Operating income...............................      4.2              3.6              3.4              2.9
Interest expense and other income, net.........       --              0.1              0.1              0.1
                                                   -----            -----            -----            -----
Income before income taxes.....................      4.2              3.5              3.3              2.8
Income tax expense.............................      1.6              1.3              1.2              1.1
                                                   -----            -----            -----            -----
Net income.....................................      2.6%             2.2%             2.1%             1.7%
                                                   =====            =====            =====            =====

THIRD QUARTER ENDED MARCH 29, 1997, COMPARED WITH THE THIRD QUARTER ENDED MARCH 23, 1996.

     Net sales for the third quarter of fiscal 1997 increased 19.4% to $1.27 billion from $1.07 billion for the third quarter of fiscal 1996. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the third quarter of fiscal 1996 and an increase in comparable store sales of 5.6%. Comparable store sales increased 5.6% despite the opening of Computer Superstores in existing markets, which resulted in the diversion of sales from existing stores.

     Gross profit was $183 million, or 14.4% of net sales, in the third quarter of fiscal 1997, compared with $149 million, or 14.0% of net sales, in the third quarter of fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The increase in gross profit described above was partially offset by an increase in occupancy costs related to the opening of 27 additional Computer Superstores since the end of the third quarter of fiscal 1996.

     Store operating expenses were $105.5 million, or 8.3% of net sales, in the third quarter of fiscal 1997, compared with $88.4 million, or 8.3% of net sales, in the third quarter of fiscal 1996. During the third quarter of fiscal 1997, advertising expense decreased as a percentage of net sales and other store operating expenses increased as a percentage of net sales. The decrease in advertising expense as a percentage of net sales resulted from increased vendor participation. Other store operating expenses increased as a percentage of net sales primarily due to the increases in both new store net sales and service revenues as percentages of net sales. The increases in new store net sales and service revenues as percentages of net sales had the effect of increasing other store operating expenses as percentages of net sales because of the following factors: (1) other store operating expenses in general, and store personnel expenses in particular, generally constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) other store operating expenses are generally higher for service revenues than for merchandise sales.

     Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the third quarter of fiscal 1997, the Company incurred $250,000 in pre-opening expenses in connection with the opening of one store, compared with $223,000 in pre-opening expenses incurred in the third quarter of fiscal 1996 in connection with the opening of one store.

     General and administrative expenses were $23.3 million, or 1.8% of net sales, in the third quarter of fiscal 1997, compared with $21.7 million, or 2.0% of net sales, in the third quarter of fiscal 1996. General and administrative expenses in the third quarter of fiscal 1996 included a charge of approximately $2.0 million relating to discussions undertaken during the quarter regarding the Company's possible purchase of Tandy Corporation's Computer City division. These discussions were terminated in February 1996. Excluding this charge in the third quarter of fiscal 1996, general and administrative expenses in the third quarter of fiscal 1997 remained relatively constant as a percentage of net sales.

     Interest expense and other income, net, of $0.7 million in the third quarter of fiscal 1997 remained relatively constant compared with $0.9 million in the third quarter of fiscal 1996. See "-Liquidity and Capital Resources."

     The Company's effective tax rate for the third quarter of fiscal 1997 was 38.5%, compared with an effective tax rate of 39.2% for the third quarter of fiscal 1996. The effective tax rate differed in fiscal 1996 and fiscal 1997 from the federal statutory rate primarily due to state income taxes partially offset by tax exempt interest income.

     As a result of the above, net income for the third quarter of fiscal 1997 was $32.7 million, or $.35 per share, compared with net income of $22.9 million, or $.25 per share, for the third quarter of fiscal 1996.

NINE MONTHS ENDED MARCH 29, 1997, COMPARED WITH THE NINE MONTHS ENDED MARCH 23, 1996

     Net sales for the first nine months of fiscal 1997 increased 22.3% to $3.46 billion from $2.83 billion for the first nine months of fiscal 1996. The increase in net sales was due to the additional sales volume attributable to the new stores opened during and subsequent to the first nine months of fiscal 1996 and an increase in comparable store sales of 4.6%. Comparable store sales increased 4.6% despite the opening of Computer Superstores in existing markets, which resulted in the diversion of sales from existing stores.

     Gross profit was $487 million, or 14.1% of net sales, in the first nine months of fiscal 1997, compared with $378 million, or 13.3% of net sales, in the first nine months of fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The increase in gross profit described above was partially offset by an increase in occupancy costs related to the opening of 27 additional Computer Superstores since the end of the third quarter of fiscal 1996.

     Store operating expenses were $298.2 million, or 8.6% of net sales, in the first nine months of fiscal 1997, compared with $237.8 million, or 8.4% of net sales, in the first nine months of fiscal 1996. During the first nine months of fiscal 1997, advertising expense decreased as a percentage of net sales and other store operating expenses increased as a percentage of net sales. The decrease in advertising expense as a percentage of net sales resulted from increased vendor participation. Other store operating expenses increased as a percentage of net sales primarily due to the increases in both new store net sales and service revenues as percentages of net sales. The increase in new store net sales and service revenues as percentages of net sales had the effect of increasing other store operating expenses as percentages of net sales because of the following factors: (1) other store operating expenses in general, and store personnel expenses in particular, generally constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by the less mature stores and (2) other store operating expenses are generally higher for service revenues than for merchandise sales.

     In the first nine months of fiscal 1997, the Company incurred $4.7 million in pre-opening expenses in connection with the opening of 18 stores, compared with $3.1 million in pre-opening expenses incurred in the first nine months of fiscal 1996 in connection with the opening of 11 new stores, the relocation of one store and the opening of two Training Supercenter Plus/SM/ locations.

     General and administrative expenses of $65.1 million, or 1.9% of net sales, for the first nine months of fiscal 1997 remained relatively constant as a percentage of net sales compared with $53.5 million, or 1.9% of net sales, for the first nine months of fiscal 1996.

     Interest expense and other income, net, was $3.2 million in the first nine months of fiscal 1997, compared with $5.0 million in the first nine months of fiscal 1996. This decrease is attributable to increased other income related to higher investment levels during the first nine months of fiscal 1997. See "- Liquidity and Capital Resources."

     The Company's effective tax rate for the first nine months of fiscal 1997 was 38.5%, compared with an effective tax rate of 38.9% for the first nine months of fiscal 1996. The difference between the effective tax rate in fiscal 1996 and fiscal 1997 and the federal statutory rate is primarily due to state income taxes partially offset by tax exempt interest income.

     As a result of the above, net income for the first nine months of fiscal 1997 was $71.0 million, or $0.75 per share, compared with net income of $47.9 million, or $0.53 per share, for the first nine months of fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 29, 1997, total assets were $1.26 billion, $1.09 billion of which were current assets, including $257 million of cash and cash equivalents. Net cash provided by operating activities for the first nine months of fiscal 1997 was $105 million. Net cash provided by operating activities during the first nine months of fiscal 1997 was primarily attributable to the net income generated during the period.

     Approximately three-fourths of the Company's net sales during the first nine months of both fiscal 1997 and fiscal 1996 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government and education customers.

     Merchandise inventories increased to $625 million at March 29, 1997 from $399 million at June 29, 1996. The increase in merchandise inventories is primarily attributable to inventories at the 18 stores opened in the first nine months of fiscal 1997, higher inventories held by the Company's configuration center, as well as inventories received in anticipation of promotional sales to be held in the fourth quarter of fiscal 1997.

     Capital expenditures during the first nine months of fiscal 1997 were $56.6 million, of which $15.3 million were for fiscal 1997 new stores and $18.5 million were for existing stores, compared with $34.1 million of capital expenditures during the first nine months of fiscal 1996, of which $12.2 million were for fiscal 1996 new stores and $11.2 million were for existing stores. During fiscal 1997, the Company plans to open approximately 25 new Computer Superstores and anticipates total capital expenditures of approximately $65.0 to $70.0 million. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. The Company believes its available cash and cash equivalents and vendor and bank financing are sufficient to satisfy its short-term capital requirements.

     The Company has an unsecured $150 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in December 1999. The Credit Agreement requires the maintenance of certain financial ratios and restricts, among other things, the Company's ability to incur additional indebtedness. However, the Credit Agreement allows the Company to securitize up to $100 million of certain assets. See Note 7 of Notes to Consolidated Financial Statements. At March 29, 1997, no amounts were outstanding under the Company's Credit Agreement. At March 29, 1997, the Company had approximately $149 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

     3.1  Restated and Amended Certificate of Incorporation. (1)
     3.2  Restated and Amended Bylaws. (2)
     11   Computation of Income per Common and Common Equivalent Share. (3)
     27   Financial Data Schedule. (3) (4)


  (b)  Reports on Form 8-K.

       None.

-----------------------------

    (1) Previously filed as an exhibit to the Company's Registration Statement No. 1-11566 on Form 8-A/A filed December 6, 1996, as amended and incorporated herein by reference.
    (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
    (3)   Filed herewith.
    (4)   Included with EDGAR version only.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CompUSA Inc.



Date:  May 9, 1997                       By: /s/  James E. Skinner
                                            ----------------------------------
                                             James E. Skinner
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)