Form 10-K
period 1997-06-28
COMPUSA INC
filed 1997-09-23
CIK 880323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

              [X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 28, 1997

                                      OR

             [_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from       to

                        COMMISSION FILE NUMBER 1-11566
                               ----------------
                                 COMPUSA INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              75-2261497
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                14951 NORTH DALLAS PARKWAY, DALLAS, TEXAS 75240
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (972) 982-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                   ON WHICH REGISTERED
       -------------------                  ---------------------
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

                                Yes [X]   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 8, 1997 was $1,598,111,313. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

  The registrant had 91,844,120 shares of common stock, $.01 per share par value, outstanding as of September 8, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held November 5, 1997 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1. Business........................................................   1
  Item 2. Properties......................................................   7
  Item 3. Legal Proceedings...............................................   8
  Item 4. Submission of Matters to a Vote of Security Holders.............   8
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder
          Matters.........................................................   9
  Item 6. Selected Financial Data.........................................  10
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  11
  Item 8. Financial Statements and Supplementary Data.....................  15
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  15
PART III
  Item 10. Directors and Executive Officers of the Company................  16
  Item 11. Executive Compensation.........................................  16
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  16
  Item 13. Certain Relationships and Related Transactions.................  16
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K............................................................  17
  Signatures..............................................................  20
  Index to Consolidated Financial Statements.............................. F-1

                                    PART I

ITEM 1. BUSINESS

  CompUSA Inc. ("CompUSA" or the "Company") is one of the leading retailers of personal computers and related products and services, principally through its Computer Superstores(SM) located throughout the United States. Although retail sales through its Computer Superstores are the largest component of the Company's business, its stores also fulfill the principal marketing, product, and service functions of the Company's other businesses, including direct sales to corporate, government, and education customers and training and technical services.

  The Company opened its first retail store in April 1985 and its first Computer Superstore in April 1988. As of September 8, 1997, the Company operated 134 Computer Superstores in 61 metropolitan areas in 37 states. In fiscal 1997, the Company's stores averaged approximately 27,000 square feet and achieved average sales per square foot of $1,388. The Company plans to open 30 to 40 Computer Superstores in fiscal 1998. In addition, the Company will begin to test a "small market" store concept in fiscal 1998 by opening a limited number of stores ranging from 6,000 to 15,000 square feet in markets with populations of approximately 40,000 to 150,000 people.

  In May 1996, the Company acquired PCs Compleat, Inc. ("PCs Compleat"), a leading direct reseller of brand-name personal computers and peripherals, located in Marlborough, Massachusetts, the operations of which were fully integrated into the Company's direct mail operations and became a part of the Company's "CompUSA Direct" division in August 1997. CompUSA Direct operates a distribution and configuration facility with integrated telephone, computer, and distribution systems.

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

MERCHANDISE

  The Company offers thousands of personal computer hardware and software and related products and accessories as an essential component of its merchandising strategy. In addition to its in-store selection, which the Company believes is sufficiently broad to satisfy the needs of most of its customers, CompUSA offers customers the ability to special order approximately 25,000 additional products. Although prices for products and services are typically determined centrally, local personnel regularly compare these centrally determined prices with those of competitors, and managers have the authority to adjust prices in response to local competitive conditions within guidelines established and controlled centrally. Additionally, prices for special order items are established at each store. Major types of products offered are as follows:

  HARDWARE. Hardware products include desktop and laptop model personal computers; peripherals, such as printers, modems, monitors, data storage devices, add-on circuit boards, and connectivity products; certain business machines, such as facsimile machines, video conferencing equipment, and other related equipment and supplies; and certain consumer electronics products, such as digital cameras, hand-held personal computers, pagers, cellular phones, calculators, and virtual reality accessories. Major vendors include Apple, Canon, Compaq, Epson, Hewlett-Packard, IBM, Maxtor, NEC Technologies, Packard Bell/NEC, Sony, Texas Instruments, Toshiba, and 3-Com.

  In July 1997, the Company announced plans to introduce the "CompUSA PC(TM)" brand of desktop model personal computers. CompUSA PC products are manufactured by multiple third-party manufacturers and built to customers' specifications. Customers are able to place their orders through the Company's Computer Superstores as well as through CompUSA Direct, using the Company's toll-free telephone number, 1-800-COMPUSA, or its web site, www.compusa.com. Upon manufacture, the personal computers are shipped directly to the customers from the manufacturer. The Company began selling CompUSA PC products in the first quarter of fiscal 1998.

  The Company has sold and continues, on a limited basis, to sell personal computers and related hardware products under its own Compudyne(R) trademark. The private label Compudyne products are manufactured exclusively for the Company by third-party manufacturers. The Company has been approached by certain patent owners, including computer manufacturers, that contend the Company should pay royalties in connection with the alleged use of certain patented technology in the assembly and sale of Compudyne personal computers. None of these patent owners has to date provided sufficient information to the Company to lead it to conclude it has any such royalty obligations. However, as additional information becomes available, the Company's assessment of these issues may change.

  SOFTWARE. The Company sells over 2,000 different software packages in the business and personal productivity, entertainment, education, utility, language, and reference categories. Major vendors include Broderbund, Claris, Disney, Electronic Arts, IBM, Intuit, Microsoft, Netscape, Novell, and Symantec.

  ACCESSORIES. Accessories sold by the Company include a broad range of personal computer-related items and supplies such as peripherals, CD ROM drives, sound cards, media storage devices, and other computer-related supplies. Major vendors include 3M, Avery, Belkin, Curtis, Daisytek, Fellowes, Gemini, Hewlett-Packard, Iomega, Kensington, Microsoft, and Sony.

DIRECT SALES

  The Company believes that its presence in 61 metropolitan areas, broad product assortment, competitive pricing, customer service, and training and technical services position it to serve the diverse needs of corporate, government, education, and mail order customers by offering a "total solution" to their personal computing needs. CompUSA targets these customers primarily through direct solicitations, telemarketing sales, and catalogs. Direct sales are fulfilled by the Company from the on-hand inventories in its Computer Superstores, from its distribution and configuration facility located in the Dallas/Fort Worth area (consisting of approximately 56,000 square feet of distribution space and 10,000 square feet of configuration space), from CompUSA Direct's distribution and configuration facility in Marlborough, Massachusetts, and, with respect to its CompUSA PC brand, from third-party manufacturers' facilities.

  CORPORATE. Each of the Company's stores has a corporate sales group that solicits potential corporate customers and offers phone ordering, delivery, business credit, leasing, and other services, including a corporate assistance window for merchandise pickup and technical assistance. The Company offers volume purchase and national account agreements to qualified major customers. The Company's corporate sales group markets on the basis of overall merchandise selection, pricing, and service along with the availability of classroom training and technical services. Larger customers are assigned specific account executives who manage the Company's relationships with these customers. Account managers process the orders from each location.

  GOVERNMENT AND EDUCATION. The government and education sales group markets to federal, state, and local governments, government-related entities, and the education market, both directly and as a supplier to systems integrators and other contractors.

  More than 6,500 products from over 60 vendors have been approved by the federal General Services Administration ("GSA") on the fiscal 1996-1999 GSA schedule, making such products eligible for purchase by federal agencies and certain state and local governments. The Company also sells to government customers via the federal procurement card (IMPAC), electronic order placement via the Internet, and state, county, and city contracts. The Company is also an approved training and service vendor on the GSA schedule.

  To address the needs of its government and education customers, CompUSA assigns an account manager to each of its government and education accounts. In addition to product purchases, schools can contract with

CompUSA for technical services including upgrades, network design, maintenance, and telephone help desk support, as well as computer training courses for students, faculty, and administration.

  MAIL ORDER. CompUSA Direct is a leading direct marketer of brand-name personal computers and peripherals, primarily to small and home office users and small to medium-size businesses. The mission of CompUSA Direct is to provide its customers with the broad product selection of the Company's Computer Superstores, the value and convenience of a direct marketer, and superior service. CompUSA Direct's mail order fulfillment is carried out through its 55,000 square foot distribution and configuration facility in Marlborough, Massachusetts, while advertising and merchandising functions are centralized at CompUSA's corporate headquarters.

  CompUSA Direct also maintains its central call center for telephone orders at the Marlborough, Massachusetts facility. By dialing 1-800-COMPUSA toll-free, customers nationwide can order from a selection of more than 50,000 personal computers and related products. CompUSA Direct customers can pick up orders, return and exchange purchases, and receive technical service at any CompUSA Computer Superstore nationwide. CompUSA Direct also provides convenient and affordable delivery and installation, as well as custom configuration. In addition, CompUSA Direct customers receive toll-free technical support.

  CompUSA mail order customers can also place orders via the Internet by visiting the CompUSA web site, located at www.compusa.com. Featuring a "virtual Computer Superstore," the CompUSA web site offers an extensive product catalog, information about CompUSA, and links to vendor web sites.

  Substantially all of CompUSA's advertisements, including its color circulars, feature the Company's toll-free telephone number, 1-800-COMPUSA, and its web site, www.compusa.com. The Company advertises major brands of personal computer hardware, software, accessories, and supplies, as well as its training and technical services, in computer journals, magazines, catalogs, and many other publications.

SERVICES

  TRAINING. The Company offers training for customers in each of its businesses. Classroom facilities are located in Training Supercenters(SM) in all of the Company's Computer Superstores. Classes are offered for a variety of application and advanced technology software. A Computer Superstore typically has three classrooms, each equipped with a personal computer for each participant. In total, the Company has over 400 classrooms in or adjacent to its stores. Most classrooms accommodate 12 to 14 students and each store offers approximately five to six full-day classes in each classroom per week. The Company's instructors receive periodic training both from software vendors and from the Company on new technology as well as instructional skills development. The Company also operates four stand-alone Training Supercenter Plus(SM) locations, with one in each of the Boston, Dallas, Los Angeles, and Seattle markets. The Training Supercenter Plus locations focus on delivering vendor authorized advanced technology software training. In addition, the Company provides training at customers' facilities and other off-site locations.

  The Company offers classroom training for all popular software applications, including networking and the Internet. In addition, the Company offers computer-based training and computerized skills assessment as well as training delivered via satellite and the Internet. The Company also offers project management services to aid the registration of students and reporting of training classes completed.

  TECHNICAL SERVICES. The Company provides its customers with numerous technical services. Services provided at each location include computer upgrades, custom configurations, networking, diagnostic testing, maintenance, repair, and delivery and installation. The Company also performs repairs for third-party service centers and extended service plan providers under national service agreements. The Company is a vendor-authorized service provider for Apple, Compaq, Epson, Hewlett-Packard, IBM, Microsoft, NEC Technologies, Novell, Packard Bell/NEC, Toshiba, and other leading manufacturers.

  In addition to the technical services departments in its Computer Superstores, the Company has outbound technical support and CompUSA Integrated Services ("CIS") teams in 20 major markets. These CIS teams are designed to provide on-site services for corporate, government, and education customers. Services include product consultation, evaluation, network design, system configuration, installation, testing, upgrades, maintenance, and repairs. Other CIS team support functions include telephone help-desk services, on-site technicians, inventory control, asset management, customized training, and 24-hour emergency response. The Company also sells various extended service contracts that are administered and insured by an independent third party. Hardware customers may call the Company for technical support at no charge for the first 30 days after purchase. Technical services are also available by telephone to the general public on a per-minute fee basis.

PURCHASING, VENDOR SELECTION, AND PRODUCT OBSOLESCENCE

  The Company manages the purchase and replenishment of all store merchandise centrally. The inventory management department makes all purchases and directs merchandise transportation and transfers between the Company's facilities. The Company purchases a majority of its merchandise inventory directly from manufacturers, with additional purchases from distributors. Both manufacturers and distributors may ship merchandise inventories directly to the Company's stores, the Company's Dallas/Fort Worth area distribution and configuration facility, CompUSA Direct's distribution and configuration facility in Marlborough, Massachusetts, or the Company's three regional cross-dock facilities that consolidate vendor shipments and transfer merchandise to the stores. Substantially all inventory is held at the Company's stores.

  The Company considers numerous factors in vendor selection, including customer demand, product availability, product performance, price, and credit terms. The Company believes that its significant purchase volumes generally allow it to acquire products at or near the lowest prices available. The Company has maintained long-term relationships with vendors but does not have material long-term contracts or commitments with any of them. Brand names and individual products are important to the Company's business. In fiscal 1997, purchases of products manufactured by each of Hewlett-Packard Company and Compaq Computer Corporation constituted in excess of 10% of the Company's aggregate purchases for the year.

  Components used in the CompUSA PC brand personal computers are purchased by the third-party manufacturers engaged by the Company from vendors approved by CompUSA. Component and spare parts inventories are maintained at the third party manufacturers' facilities. Because these personal computers are built to customers' specifications, no significant inventory of finished products is maintained.

  As a retailer of personal computer products, the Company's exposure to product obsolescence and technological advances is less than that faced by manufacturers of such products. Substantially all of the Company's major vendors, either contractually or as a result of the vendor following industry practices, have reduced the Company's exposure to inventory obsolescence by providing favorable provisions, including price protection, stock balancing privileges, and other return privileges, subject to restrictions and limitations in certain circumstances, and promotional allowances for most products purchased. The Company further reduces technology and obsolescence risk through inventory management policies designed to maximize rapid inventory turnover. In fiscal 1997, the Company turned its inventory 7.2 times. A reduction in, or the discontinuation of, current vendor practices related to price protection, stock balancing privileges, and other return privileges, or a significant decline in the Company's inventory turnover rate, could expose the Company to product obsolescence risks that could have a material adverse effect on the Company.

CREDIT

  CompUSA extends credit to qualified corporate, government, education, and mail order customers, generally pursuant to 30-day payment terms. CompUSA makes available revolving credit payment terms to corporations and individual consumers through its own private label credit card program, which is provided by an independent financial services company. In addition, the Company accepts most major credit cards, including Visa, Mastercard, American Express, Diners Club, and Discover Card.

  The Company has a third-party leasing program pursuant to which the Company refers corporate customers desiring financing to an independent leasing company that purchases the specified equipment and leases it directly to these customers.

SEASONALITY

  Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 13 of Notes to Consolidated Financial Statements.

PERSONNEL

  The Company considers its relationship with its employees to be excellent. None of the Company's employees are covered by collective bargaining agreements. At August 31, 1997, the Company employed 10,547 full-time and 3,704 part-time employees.

INDUSTRY AND COMPETITION

  The Company believes that sales of personal computers and related products and services have increased as a result of the following factors: (i) growth of the service/information-based sector of the economy; (ii) improvements in personal computer hardware performance and new software applications; (iii) the emergence of industry standards and component compatibility; (iv) reductions in prices of hardware and software; (v) increased user familiarity with personal computers; (vi) the replacement of obsolete hardware, software, and peripherals; (vii) increased consumer awareness created, in part, by the "information superhighway" and Internet capabilities; (viii) office automation and the reengineering of the workplace; and (ix) the integration of personal computers into the educational curricula for students at all grade levels. The Company also believes that as higher performance personal computers continue to become available at even more attractive prices, the market for personal computers and related products and services should continue to grow.

  The personal computer industry is undergoing significant change. Rapid technological advances, in combination with an increasingly computer literate population, have increased the use and popularity of personal computers, resulting in the emergence and growth of a variety of distribution channels. The Company believes that individuals, businesses, schools, and governments, having gained familiarity with personal computers, require less assistance in making their purchasing decisions and have become increasingly price sensitive. At the same time, intense competition for market share has forced hardware and accessory manufacturers, along with software vendors, to reduce prices and seek new channels through which to sell their products. These factors have resulted in widespread and intense competition among personal computer product resellers. CompUSA believes that its business strategy positions it well to compete successfully in this industry.

  The Company competes with a large number and variety of resellers of personal computers and related products and services in various businesses. In the retail business, the Company primarily competes with other large format computer retailers, large format consumer electronics and office supply retailers, national mail order houses, mass merchants, discounters, specialty electronics retailers, software specialty retailers, and other personal computer retailers. In the corporate, government, and education businesses, the Company primarily competes with outbound dealers, manufacturers, value-added resellers, other large format computer retailers, large format office supply retailers, and general office equipment retailers. In the mail order business, the Company competes with national mail order houses, manufacturers, and distributors that sell directly to the public through the use of mail order catalogs and general trade publications, and other large format computer retailers. In the training business, the Company primarily competes with various local, regional, and national chains of training centers and other large format computer retailers. In the technical services business, the Company primarily competes with other large format computer retailers, manufacturers, various other computer retailers, specialty electronics retailers, and large format consumer electronics and office supply retailers.

  The Company believes that the major competitive factors in its business include customer service, breadth and depth of selection, price, technical support, and marketing and sales capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media are important to the Company's ability to compete in its businesses. The Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the personal computer industry, no assurances can be given that the Company will continue to compete successfully with respect to the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices or if the Company were unable to obtain products in a timely manner for an extended period of time. Some of the Company's competitors are larger and/or have substantially greater resources than the Company.

TRADEMARKS AND SERVICE MARKS

  The Company conducts its business under the tradenames "CompUSA," "CompUSA Direct," and "CompUSA PC." The Company has been issued registrations for "CompUSA," "CompUSA Direct," "Compudyne," "PCs Compleat," and several other marks and has applied in the United States for registrations for several other trademarks and service marks, including "CompUSA PC." The Company has also applied for registration of various trademarks and service marks in numerous foreign countries. The Company pursues a program of procuring and maintaining rights under its trademarks and service marks and the associated goodwill. All rights with respect to the Company's trademarks and service marks are fully reserved.

  The Company sells products under various trademarks, service marks, and tradenames to which reference is made in this Annual Report that are the property of owners other than the Company. Such owners have reserved all rights with respect to their respective trademarks, service marks, and tradenames.

ITEM 2. PROPERTIES

  At September 8, 1997 the Company operated 134 Computer Superstores in 61 metropolitan areas in the 37 states listed below.

                          NUMBER
STATE                    OF STORES
-----                    ---------
Alabama.................      1
Alaska..................      1
Arizona.................      3
California..............     24
Colorado................      4
Connecticut.............      2
Delaware................      1
Florida.................      8
Georgia.................      4
Idaho...................      1
Illinois................      4
Indiana.................      1
Iowa....................      1
Kansas..................      1
Louisiana...............      1
Maryland................      4
Massachusetts...........      4
Michigan................      4
Minnesota...............      4

                          NUMBER
STATE                    OF STORES
-----                    ---------
Missouri................      1
Nevada..................      1
New Hampshire...........      1
New Jersey..............      4
New Mexico..............      1
New York................      8
North Carolina..........      2
Ohio....................      6
Oklahoma................      2
Oregon..................      2
Pennsylvania............      4
Rhode Island............      1
Tennessee...............      2
Texas...................     15
Utah....................      1
Virginia................      5
Washington..............      3
Wisconsin...............      2

  All but one of the Company's stores are leased or subleased by the Company with lease terms expiring between 1997 and 2017. In most instances, the Company has renewal options at increased rents. One store is owned by the Company. The Company's stores range in size from 16,000 to 58,800 square feet and average approximately 27,000 square feet. The Company's headquarters, located in Dallas, Texas, occupies approximately 196,000 square feet of leased space. The initial lease term for the Company's headquarters has approximately six years remaining and the Company has renewal options on the lease at increased rents. The Company also leases space to operate four stand-alone Training Supercenter Plus locations, averaging approximately 5,200 square feet. In addition, the Company leases warehouse and office space that aggregates approximately 427,000 square feet and is subject to leases expiring at various dates through 2003. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

  The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CPU." The following table sets forth the high and low sales price per share for the Common Stock as reported to the Company by the NYSE for the periods indicated, as adjusted for the two-for-one stock splits declared by the Company's Board of Directors effective April 8, 1996 and November 18, 1996:

     FISCAL YEAR                                                    HIGH   LOW
     -----------                                                   ------ ------
     1996
       First Quarter.............................................. $10.97 $ 7.31
       Second Quarter............................................. $10.97 $ 7.22
       Third Quarter.............................................. $12.56 $ 6.44
       Fourth Quarter............................................. $23.81 $12.00
     1997
       First Quarter.............................................. $26.75 $15.50
       Second Quarter............................................. $30.88 $18.38
       Third Quarter.............................................. $20.88 $13.88
       Fourth Quarter............................................. $23.38 $15.75

  At September 8, 1997, there were 1,518 holders of record of the Common
Stock.

DIVIDEND POLICY

  The Company has not paid and has no current plans to pay cash dividends on the Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's bank credit agreement prohibit the payment of dividends on the Common Stock. See Note 7 of Notes to Consolidated Financial Statements. In addition, the terms of the Company's 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") limit the Company's ability to pay dividends generally to 50% of cumulative net income since June 17, 1993, plus 100% of the consideration received from the issuance of capital stock since such date, less the amount of other restricted payments, as defined. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial and operating data for the periods from June 26, 1993 through June 28, 1997. This information should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of the Company and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

                                            FISCAL YEAR ENDED
                          ----------------------------------------------------------
                           JUNE 28,    JUNE 29,    JUNE 24,    JUNE 25,    JUNE 26,
                             1997      1996(1)       1995        1994        1993
                          ----------  ----------  ----------  ----------  ----------
                            (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED
                                             OPERATING DATA)
INCOME STATEMENT DATA:
Net sales...............  $4,610,523  $3,829,786  $2,935,901  $2,219,457  $1,369,749
Cost of sales and
 occupancy costs........   3,953,407   3,311,682   2,573,945   1,955,183   1,189,675
                          ----------  ----------  ----------  ----------  ----------
Gross profit............     657,116     518,104     361,956     264,274     180,074
Store operating
 expenses...............     401,722     328,344     263,654     208,356     123,516
Pre-opening expenses....       6,220       5,466       2,454       7,266       6,111
General and
 administrative
 expenses...............      92,183      75,488      54,940      47,963      31,466
Transaction costs
 related to Merger(2)...         --        3,453         --          --          --
Restructuring costs.....         --          --          --        9,918         --
                          ----------  ----------  ----------  ----------  ----------
Operating income
 (loss).................     156,991     105,353      40,908      (9,229)     18,981
Interest expense........      12,229      12,487      12,015      12,156       2,256
Other income, net.......      (7,900)     (6,983)     (2,409)     (2,063)       (468)
                          ----------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes...........     152,662      99,849      31,302     (19,322)     17,193
Income tax expense
 (benefit)..............      58,776      40,184       6,963      (2,298)      7,510
                          ----------  ----------  ----------  ----------  ----------
Net income (loss).......  $   93,886  $   59,665  $   24,339  $  (17,024) $    9,683
                          ==========  ==========  ==========  ==========  ==========
Income (loss) per common
 and common equivalent
 share(3)...............  $     0.99  $     0.65  $     0.30  $    (0.22) $     0.13
                          ==========  ==========  ==========  ==========  ==========
Weighted average number
 of shares
 outstanding(3).........      94,589      91,220      81,736      77,070      76,582
SELECTED OPERATING DATA:
Stores open at end of
 period.................         129         105          85          76          48
Average net sales per
 gross square
 foot(4)(6).............  $    1,388  $    1,422  $    1,336  $    1,268  $    1,458
Total gross square
 footage at end of
 period.................   3,500,500   2,850,000   2,254,500   1,965,200   1,197,600
Percentage increase in
 comparable store
 sales(5)(6)............         5.9%       12.6%       10.3%        9.0%       20.8%
BALANCE SHEET DATA:
Working capital.........  $  363,963  $  305,899  $  190,128  $  210,018  $  216,205
Total assets............   1,124,592     909,337     641,329     522,501     449,399
Long-term debt,
 excluding current
 portion................     112,458     115,066     115,153     153,292     115,716
Stockholders' equity....     427,967     325,905     186,704     160,372     163,869

--------
(1) The Company's fiscal year is a 52/53 week year ending on the last Saturday of each June. The Company's fiscal year ended June 28, 1997 contained fifty-two weeks. The Company's fiscal year ended June 29, 1996 contained fifty-three weeks. The fiscal years ended June 24, 1995, June 25, 1994, and June 26, 1993 contained fifty-two weeks.
(2) For a discussion of the Company's acquisition of PCs Compleat, see Note 2 of Notes to Consolidated Financial Statements.
(3) All references in this table to the number of shares and income per common and common equivalent share amounts have been adjusted on a retroactive basis to reflect the two-for-one stock splits declared by the Company's Board of Directors effective April 8, 1996 and November 18, 1996, and the issuance of shares in connection with the Company's acquisition of PCs Compleat.

(4) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period. Average net sales per gross square foot for the fiscal year ended June 29, 1996 has been calculated on the basis of a fifty-two week fiscal year.
(5) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The comparable store sales increase for fiscal 1997 has been calculated by comparing net sales for the fifty-two weeks ended June 28, 1997 with net sales for the fifty-two weeks ended June 29, 1996. The comparable store sales increase for fiscal 1996 has been calculated by comparing net sales for the fifty-three weeks ended June 29, 1996 with net sales for the fifty-three weeks ended July 1, 1995.
(6) Net sales for purposes of the calculations in footnotes (4) and (5) above are comprised of net sales generated from the Company's stores, as well as sales of the Company's national accounts group, but exclude the sales of PCs Compleat.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

  This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition, and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. The Company's recent entry into the build-to-order market with its CompUSA PC brand personal computers involves significant additional risks, including without limitation failure to achieve customer acceptance of the new products and substantial dependence on third parties for product quality and reliability and timely fulfillment of customer orders. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

  All references herein to "fiscal 1997" relate to the fifty-two weeks ended June 28, 1997. References to "fiscal 1998" relate to the fifty-two weeks ending June 27, 1998, references to "fiscal 1996" relate to the fifty-three weeks ended June 29, 1996, and references to "fiscal 1995" relate to the fifty-two weeks ended June 24, 1995.

  The following table sets forth certain operating data for the Company:

                                                             FISCAL YEAR
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
   Stores open at end of the year.......................    129     105      85
   Stores opened during the year........................     24      20       9
   Stores relocated during the year.....................    --        1       2
   Average net sales per gross square foot(1)(3)........ $1,388  $1,422  $1,336
   Comparable store sales increase(2)(3)................    5.9%   12.6%   10.3%

--------
(1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period. Average net sales per gross square foot for fiscal 1996 has been calculated on the basis of a fifty-two week fiscal year.
(2) Comparable store sales are net sales for stores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The comparable store sales increase for fiscal 1997 has been calculated by comparing net sales for the fifty-two weeks ended June 28, 1997 with net sales for the fifty-two weeks ended June 29, 1996. The comparable store sales increase for fiscal 1996 has been calculated by comparing net sales for the fifty-three weeks ended June 29, 1996 with net sales for the fifty-three weeks ended July 1, 1995.
(3) Net sales for purposes of the above calculations are comprised of net sales generated from the Company's stores, as well as sales of the Company's national accounts group, but exclude the sales of PCs Compleat.

  Average net sales per gross square foot declined during fiscal 1997 compared with fiscal 1996, primarily due to new store openings. In fiscal 1997, net sales of new stores comprised a higher proportion of the Company's total net sales than in fiscal 1996. New stores typically have lower net sales per gross square foot than mature stores. In addition, net sales may decrease at certain stores when the Company opens additional stores in the same market.

  The Company also believes the opening of additional Computer Superstores in existing markets has resulted in some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets, and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

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

                                                               FISCAL YEAR
                                                            -------------------
                                                            1997   1996   1995
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of sales and occupancy costs..........................  85.7   86.5   87.7
                                                            -----  -----  -----
Gross profit...............................................  14.3   13.5   12.3
Store operating expenses...................................   8.7    8.6    9.0
Pre-opening expenses.......................................   0.2    0.1    0.0
General and administrative expenses........................   2.0    2.0    1.9
Transaction costs related to Merger(1).....................   --     0.1    --
                                                            -----  -----  -----
Operating income...........................................   3.4    2.7    1.4
Interest expense and other income, net.....................   0.1    0.1    0.3
                                                            -----  -----  -----
Income before income taxes.................................   3.3    2.6    1.1
Income tax expense.........................................   1.3    1.0    0.3
                                                            -----  -----  -----
Net income.................................................   2.0%   1.6%   0.8%
                                                            =====  =====  =====

--------
(1) For a discussion of the Company's acquisition of PCs Compleat, see Note 2 of Notes to Consolidated Financial Statements.

 Fiscal 1997 compared with Fiscal 1996

  Net sales for fiscal 1997 increased 20% to $4.61 billion from $3.83 billion for fiscal 1996. Fiscal 1997 was a fifty-two week period while fiscal 1996 was a fifty-three week period. Net sales for fiscal 1997 increased 22% from the comparable fifty-two week period ended June 29, 1996. The increase in net sales was due to the additional sales volume attributable to the new stores opened during and subsequent to fiscal 1996 and an increase in comparable store sales of 5.9%. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand, and increased growth in the Company's direct sales and service businesses. While comparable store sales increased 5.9% in fiscal 1997, the Company believes the opening of Computer Superstores in existing markets resulted in the diversion of sales from existing stores.

  Gross profit was $657 million, or 14.3% of net sales, in fiscal 1997, compared with $518 million, or 13.5% of net sales, in fiscal 1996. The increase in gross profit as a percentage of net sales was primarily due to higher product margin, an improvement in controllable costs such as inventory shrinkage and freight, and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

  Store operating expenses were $402 million, or 8.7% of net sales, in fiscal 1997, compared with $328 million, or 8.6% of net sales, in fiscal 1996. During fiscal 1997, net advertising expense decreased as a percentage of net sales and other store operating expenses increased as a percentage of net sales. The decrease in net advertising expense as a percentage of net sales resulted primarily from increased vendor participation. Other store operating expenses increased as a percentage of net sales primarily due to the increases in both new store net sales and service revenues as percentages of net sales. The increases in new store net sales and service revenues as percentages of net sales had the effect of increasing other store operating expenses as percentages of net sales because of the following factors: (1) other store operating expenses in general, and store personnel expenses in particular, typically constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) other store operating expenses are generally higher for service revenues than for merchandise sales.

  Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In fiscal 1997, the Company incurred $6.2 million in pre-opening expenses in connection with the opening of 24 new stores, compared with $5.5 million in pre-opening expenses incurred in fiscal 1996 in connection with the opening of 20 new stores, two Training Supercenter Plus locations, and the relocation of one store. The Company incurred average pre-opening expenses of $260,000 per store for the 24 new stores opened during fiscal 1997, which is substantially the same as the average pre-opening expenses incurred for the 20 new stores opened during fiscal 1996.

  General and administrative expenses were $92.2 million, or 2.0% of net sales, for fiscal 1997, compared with $75.5 million, or 2.0% of net sales, for fiscal 1996. Increases in general and administrative expenses in fiscal 1997 were offset by the leveraging of such expenses over higher sales. General and administrative expenses per store were approximately $785,000 in fiscal 1997, compared with $814,000 in fiscal 1996.

  Interest expense and other income, net, was $4.3 million in fiscal 1997, compared with $5.5 million in fiscal 1996. The decrease in net expense is attributable to increased other income related to higher average investment levels during fiscal 1997. See "--Liquidity and Capital Resources."

  The Company's effective tax rate for fiscal 1997 was 38.5%, compared with an effective tax rate of 40% for fiscal 1996. The fiscal 1997 effective tax rate differed from the federal statutory rate primarily due to state income taxes offset, in part, by the benefits of tax-exempt interest income earned by the Company. The effective tax rate differed in fiscal 1996 from the federal statutory rate primarily due to state income taxes and nondeductible transaction costs related to the Company's acquisition of PCs Compleat, offset in part by the benefits from tax-exempt interest income earned by the Company.

  As a result of the above, net income for fiscal 1997 was $93.9 million, or $0.99 per share, compared with net income of $59.7 million, or $0.65 per share, for fiscal 1996.

 Fiscal 1996 compared with Fiscal 1995

  Net sales for fiscal 1996 increased 30% to $3.83 billion from $2.94 billion for fiscal 1995. The increase in net sales was due to the additional sales volume attributable to the new stores opened during and subsequent to fiscal 1995 and an increase in comparable store sales of 12.6%. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand that was attributable to several factors, one of which was the introduction of Microsoft's Windows 95 operating system, and increased growth in the Company's direct sales, mail order, and service businesses.

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

  General and administrative expenses of $75.5 million, or 2.0% of net sales, for fiscal 1996 increased as a percentage of net sales, compared with $54.9 million, or 1.9% of net sales, for fiscal 1995. The increase in general and administrative expense as a percentage of net sales was primarily due to charges of approximately $2.0 million for professional fees and related costs in the third quarter of fiscal 1996 regarding the Company's acquisition review of Tandy Corporation's Computer City division. Discussions relating to such possible acquisition were terminated in February 1996. Excluding the $2.0 million of fees and costs related to such possible purchase, general and administrative expenses aggregated approximately 1.9% of net sales in fiscal 1996. Increases in general and administrative expenses in fiscal 1996 related to increased incentive compensation were offset by the leveraging of personnel expenses over higher sales.

  Interest expense and other income, net, was $5.5 million in fiscal 1996, compared with $9.6 million in fiscal 1995. The decrease in net expense is attributable to increased other income related to higher investment levels during fiscal 1996. See "--Liquidity and Capital Resources."

  The Company's effective tax rate for fiscal 1996 was 40%, compared with an effective tax rate of 22% for fiscal 1995. The effective tax rate differed in fiscal 1996 from the federal statutory rate primarily due to state income taxes and nondeductible transaction costs related to the Company's acquisition of PCs Compleat, offset in part by the benefits from tax-exempt interest income earned by the Company. The fiscal 1995 effective tax rate differed from the federal statutory rate primarily due to the recognition of the previously unrecognized tax benefit associated with the Company's fiscal 1994 net loss.

  As a result of the above, net income for fiscal 1996 was $59.7 million, or $0.65 per share, compared with net income of $24.3 million, or $0.30 per share, for fiscal 1995.

QUARTERLY DATA AND SEASONALITY

  The Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, product introductions, and changes in product mix.

  Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 13 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  At June 28, 1997, total assets were $1.12 billion, $944 million of which were current assets, including $210 million of cash and cash equivalents. Net cash provided by operating activities for fiscal 1997 was $72.3 million, compared with net cash provided by operating activities of $87.7 million for fiscal 1996.

  Approximately three-fourths of the Company's net sales during both fiscal 1997 and fiscal 1996 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

  Capital expenditures during fiscal 1997 were $74.2 million, $18.1 million of which were for fiscal 1997 new stores, compared with $47.4 million of capital expenditures during fiscal 1996, $15.5 million of which were for fiscal 1996 new stores. The Company opened 24 and 20 new Computer Superstores during fiscal 1997 and fiscal 1996, respectively, and plans to open 30 to 40 Computer Superstores in fiscal 1998. In addition to the capital expenditures incurred in connection with new stores, the Company also incurred capital expenditures in fiscal 1997 and fiscal 1996 related to improvements made in information systems and existing stores and additions to property and equipment at the Company's corporate facilities. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

  The Company has an unsecured $150 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in December 1999. The Credit Agreement requires the maintenance of certain financial ratios and restricts, among other things, the Company's ability to incur additional indebtedness. However, the Credit Agreement allows the Company to securitize up to $100 million of certain assets. See Note 7 of Notes to Consolidated Financial Statements. At June 28, 1997, no amounts were outstanding under the Credit Agreement and the Company had approximately $150 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

  The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 1998 and to make all required payments of interest on the Senior Subordinated Notes. The level of future expansion will be contingent upon the availability of additional capital.

INFLATION

  While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurances that the Company's business will not be affected by inflation in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 13 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 5, 1997 under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference. Information concerning the executive officers of the Company is set forth in the Proxy Statement under the heading "MANAGEMENT--Executive Officers," which information is incorporated herein by reference.

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

    1. Consolidated Financial Statements:

      See Index to Consolidated Financial Statements on page F-1.

    2. Exhibits:

     2.1  Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat. (7)
     3.1  Restated and Amended Certificate of Incorporation. (11)
     3.2  Restated and Amended Bylaws. (4)
     4.1  Specimen Common Stock Certificate (as amended). (13)
     4.2  Specimen 9 1/2% Senior Subordinated Note Due 2000. (3)
     4.3  Indenture dated June 17, 1993 among CompUSA Inc., as Issuer,
          Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance Inc.,
          CompService Inc., as Guarantors and U.S. Trust Company of Texas,
          N.A., as Trustee relating to the 9 1/2% Senior Subordinated Notes Due
          2000. (1)
     4.4  First Supplemental Indenture dated as of December 1, 1995 among the
          Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S.
          Trust Company of Texas, N.A., as Trustee. (6)
     4.5  Second Supplemental Indenture dated as of February 7, 1996 among the
          Company, CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA
          Holdings II Inc., and U.S. Trust Company of Texas, N.A., as Trustee.
          (10)
     4.6  Third Supplemental Indenture dated as of May 14, 1996 among the
          Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
          Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust Company of
          Texas, N.A., as Trustee. (10)
     4.7  Fourth Supplemental Indenture dated as of May 30, 1996 among the
          Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
          Holdings II Inc., PCs Compleat, Inc. and U.S. Trust Company of Texas,
          N.A., as Trustee. (10)
     4.8  Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc.,
          CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I
          Inc., CompUSA Management Company, CompUSA Stores L.P., CompUSA
          Holdings Company and U.S. Trust Company of Texas, N.A., as Trustee.
          (10)
     4.9  Subsidiary Guarantees executed by CompTeam Inc., CompUSA Holdings II
          Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management
          Company, CompUSA Stores L.P. and CompUSA Holdings Company. (10)
     4.10 Rights Agreement dated April 29, 1994, between the Company and Bank
          One, Texas, N.A., as Rights Agent. (4)
     4.11 Letter of the Company dated November 1, 1995, appointing First
          Interstate Bank of Texas, N.A., as substitute Rights Agent under the
          Rights Agreement. (5)
     4.12 Letter of the Company dated August 16, 1996, appointing American
          Stock Transfer & Trust Company as substitute Rights Agent under the
          Rights Agreement. (10)

     10.1  $150,000,000 Amended and Restated Credit Agreement dated December
           30, 1996, among the Company, certain lenders and NationsBank of Texas, N.A., as administrative lender. (13)
     10.2  Subsidiary Guaranty dated as of December 30, 1996 by CompUSA
           Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc.,
           CompTeam Inc., CompUSA Management Company, CompUSA Stores L.P., and
           CompUSA Holdings Company. (13)
     10.3 Promissory Note dated December 30, 1996, in the principal amount of $20,000,000, issued in favor of NationsBank of Texas, N.A. (13)
     10.4 Promissory Note dated December 30, 1996, in the principal amount of $15,000,000, issued in favor of United States National Bank of Oregon. (13)
     10.5 Promissory Note dated December 30, 1996, in the principal amount of $15,000,000, issued in favor of Bank One, Texas, N.A. (13)
     10.6 Promissory Note dated December 30, 1996, in the principal amount of $15,000,000, issued in favor of Wells Fargo Bank (Texas), N.A. (13)
     10.7 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of The Bank of New York. (13)
     10.8 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of The Bank of Nova Scotia. (13)
     10.9 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of The Fuji Bank, Limited--Houston
           Agency. (13)
     10.10 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of Fleet National Bank. (13)
     10.11 Promissory Note dated December 30, 1996, in the principal amount of $11,000,000, issued in favor of Hibernia National Bank. (13)
     10.12 Promissory Note dated December 30, 1996, in the principal amount of $7,500,000, issued in favor of Credit Suisse. (13)
     10.13 Promissory Note dated December 30, 1996, in the principal amount of $7,500,000, issued in favor of The Sumitomo Bank, Limited. (13)
     10.14 Promissory Note dated December 30, 1996, in the principal amount of $5,000,000, issued in favor of Mellon Bank, N.A. (13)
     10.15 Promissory Note dated December 30, 1996, in the principal amount of $5,000,000, issued in favor of The Sakura Bank, Limited. (13)
     10.16 Promissory Note dated December 30, 1996, in the principal amount of $5,000,000, issued in favor of UMB Bank, N.A. (13)
     10.17 Subordination Agreement dated December 30, 1996, by and among
           CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I
           Inc., CompTeam Inc., CompUSA Management Company, CompUSA Stores L.P.
           and CompUSA Holdings Company, and NationsBank of Texas, N.A. (13)
     10.18 The Addison Office Lease Agreement dated September 1, 1992, between
           Carter-Crowley Properties, Inc. as Landlord and CompUSA Inc. as
           Tenant. (2)
     10.19 CompUSA Inc. 1996 Change in Control Termination Plan. (6)
     10.20 Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of J. Samuel Crowley, Michael J.
           Edwards, Paul F. Ewert, Ronald J. Gilmore, Harold D. Greenberg,
           Melvin D. McCall, Barry C. McCook, Lawrence N. Mondry, Stuart M.
           Needleman, Paul Poyfair, James E. Skinner, Mark R. Walker and
           Anthony A. Weiss. (10)

     10.21 Form of Employment Agreement between the Company and each of Aka A.
           DeMesa, Rick L. Fountain, J. Robert Gary, Robyn Gatch-Priest, Dina
           M. Gundelfinger, James L. Infinger, Leslie C. Marshall, Robert S.
           Seay and Ronald D. Strongwater. (10)
     10.22 Form of Employment Agreement between the Company and Jack Littman-
           Quinn. (10)
     10.23 Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin. (10)
     10.24 Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F. Compton. (10)
     10.25 CompSavings Plan for Employees of CompUSA Inc. (8)
     10.26 Amended and Restated CompUSA Inc. Deferred Compensation Plan. (13)
     10.27 CompUSA Inc. Long-Term Incentive Plan. (12)
     10.28 PCs Compleat, Inc. 1991 Stock Option Plan. (9)
     11    Computation of Income per Common and Common Equivalent Share. (14)
     23    Consent of Ernst & Young LLP. (14)

  (b) Reports on Form 8-K

    1. None.

  (c) Exhibits.

  See Exhibit Index following page F-18.
--------
 (1) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Report on Form 8-K filed on June 14, 1996, as amended by Form 8-K/A filed on August 2, 1996, and incorporated herein by reference.
 (8) Previously filed as an exhibit to Registration Statement No. 33-86314 on Form S-8 and incorporated herein by reference.
 (9) Previously filed as an exhibit to Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed December 6, 1996, as amended, and incorporated herein by reference.
(12) Previously filed as an exhibit to Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996 and incorporated herein by reference.
(14) Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CompUSA Inc.

             SIGNATURES                        TITLE                 DATE

       /s/ James F. Halpin             President and Chief    September 22, 1997
-------------------------------------   Executive Officer
           JAMES F. HALPIN

       /s/ James E. Skinner            Executive Vice         September 22, 1997
-------------------------------------   President and Chief
          JAMES E. SKINNER              Financial Officer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURES                        TITLE                 DATE

       /s/ Giles H. Bateman            Chairman of the        September 22, 1997
-------------------------------------   Board of Directors
          GILES H. BATEMAN

       /s/ James F. Halpin             Director               September 22, 1997
-------------------------------------
           JAMES F. HALPIN

       /s/ Leonard L. Berry            Director               September 22, 1997
-------------------------------------
       LEONARD L. BERRY, PH.D.

      /s/ Warren D. Feldberg           Director               September 22, 1997
-------------------------------------
         WARREN D. FELDBERG

       /s/ Lawrence Mittman            Director               September 22, 1997
-------------------------------------
          LAWRENCE MITTMAN

             SIGNATURES                         TITLE                DATE

        /s/ Kevin J. Roche              Director              September 22, 1997
-------------------------------------
           KEVIN J. ROCHE

     /s/ Denise Ilitch Lites            Director              September 22, 1997
-------------------------------------
         DENISE ILITCH LITES

       /s/ Morton E. Handel             Director              September 22, 1997
-------------------------------------
          MORTON E. HANDEL

      /s/ Barry L. Williams             Director              September 22, 1997
-------------------------------------
          BARRY L. WILLIAMS

                                 COMPUSA INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  The following consolidated financial statements of CompUSA Inc. are included in response to Item 8:

                                                                            PAGE
                                                                            ----
Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets as of June 28, 1997 and June 29, 1996.........  F-3
Consolidated Statements of Income for the fiscal years ended June 28,
 1997, June 29, 1996, and June 24, 1995...................................  F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended
 June 28, 1997, June 29, 1996, and June 24, 1995..........................  F-5
Consolidated Statements of Cash Flows for the fiscal years ended June 28,
 1997, June 29, 1996, and June 24, 1995...................................  F-6
Notes to Consolidated Financial Statements................................  F-7

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

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CompUSA Inc.

  We have audited the accompanying consolidated balance sheets of CompUSA Inc. (the "Company") as of June 28, 1997 and June 29, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompUSA Inc. at June 28, 1997 and June 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP
                                                          ERNST & YOUNG LLP

Dallas, Texas
August 13, 1997

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                           JUNE 28,   JUNE 29,
                                                             1997       1996
                                                          ----------  --------
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $  209,929  $207,614
  Accounts receivable, net of allowance for doubtful
   accounts of $2,883 and $1,692 at June 28, 1997 and
   June 29, 1996, respectively...........................    214,568   148,109
  Merchandise inventories................................    501,426   398,841
  Prepaid expenses and other.............................     18,521    15,669
                                                          ----------  --------
    Total current assets.................................    944,444   770,233
Property and equipment, net (Note 3).....................    170,801   131,184
Other assets.............................................      9,347     7,920
                                                          ----------  --------
                                                          $1,124,592  $909,337
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $  483,548  $377,774
  Accrued liabilities (Note 4)...........................     93,794    82,178
  Current portion of capital lease obligations (Note 6)..      3,139     4,382
                                                          ----------  --------
    Total current liabilities............................    580,481   464,334
Capital lease obligations (Note 6).......................      2,458     5,066
Senior Subordinated Notes (Note 8).......................    110,000   110,000
Deferred income taxes (Note 5)...........................      3,686     4,032
Commitments and contingencies (Notes 6 and 9)............        --        --
Stockholders' equity (Note 11):
  Preferred stock, $.01 per share par value, 10,000
   shares authorized, none issued........................        --        --
  Common stock, $.01 per share par value, 200,000,000
   shares authorized, with 91,763,372 shares issued at
   June 28, 1997 and 90,215,716 shares issued at June
   29, 1996..............................................        918       902
  Paid-in capital........................................    262,908   255,216
  Retained earnings......................................    166,502    72,616
                                                          ----------  --------
                                                             430,328   328,734
  Less: Treasury stock, at cost, 316,627 shares and
   379,460 shares at June 28, 1997 and June 29, 1996,
   respectively..........................................     (2,361)   (2,829)
                                                          ----------  --------
    Total stockholders' equity...........................    427,967   325,905
                                                          ----------  --------
                                                          $1,124,592  $909,337
                                                          ==========  ========

                            See accompanying notes.

                                  COMPUSA INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FISCAL YEAR ENDED
                                           ----------------------------------
                                            JUNE 28,    JUNE 29,    JUNE 24,
                                              1997        1996        1995
                                           ----------  ----------  ----------
Net sales................................. $4,610,523  $3,829,786  $2,935,901
Cost of sales and occupancy costs.........  3,953,407   3,311,682   2,573,945
                                           ----------  ----------  ----------
    Gross profit..........................    657,116     518,104     361,956
Store operating expenses..................    401,722     328,344     263,654
Pre-opening expenses......................      6,220       5,466       2,454
General and administrative expenses.......     92,183      75,488      54,940
Transaction costs related to Merger (Note
 2).......................................        --        3,453         --
                                           ----------  ----------  ----------
    Operating income......................    156,991     105,353      40,908
Other expense (income):
  Interest expense........................     12,229      12,487      12,015
  Other income, net.......................     (7,900)     (6,983)     (2,409)
                                           ----------  ----------  ----------
                                                4,329       5,504       9,606
                                           ----------  ----------  ----------
Income before income taxes................    152,662      99,849      31,302
Income tax expense (Note 5)...............     58,776      40,184       6,963
                                           ----------  ----------  ----------
Net income................................ $   93,886  $   59,665  $   24,339
                                           ==========  ==========  ==========
Income per common and common equivalent
 share.................................... $     0.99  $     0.65  $     0.30
                                           ==========  ==========  ==========
Weighted average common and common
 equivalent shares........................     94,589      91,220      81,736


                            See accompanying notes.

                                  COMPUSA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                            COMMON STOCK
                          ----------------          RETAINED
                                      PAR  PAID-IN  EARNINGS   TREASURY
                            SHARES   VALUE CAPITAL  (DEFICIT)   STOCK     TOTAL
                          ---------- ----- -------- ---------  --------  --------
Balance at June 25,
 1994...................  78,997,148 $790  $170,969 $(11,388)  $   --    $160,371
Issuance of Common Stock
 pursuant to stock
 option and stock
 purchase plans and
 other..................   1,934,692   19     1,975      --        --       1,994
Net income..............         --   --        --    24,339       --      24,339
                          ---------- ----  -------- --------   -------   --------
Balance at June 24,
 1995...................  80,931,840  809   172,944   12,951       --     186,704
Issuance of Common Stock
 for cash, net of
 offering costs.........   8,050,000   81    76,704      --        --      76,785
Issuance of Common Stock
 upon exercise of
 stock options and
 other..................   1,233,876   12     5,448      --        --       5,460
Purchase of treasury
 stock..................         --   --        --       --     (3,521)    (3,521)
Sale of treasury stock
 to benefit plan........         --   --        120      --        692        812
Net income..............         --   --        --    59,665       --      59,665
                          ---------- ----  -------- --------   -------   --------
Balance at June 29,
 1996...................  90,215,716  902   255,216   72,616    (2,829)   325,905
Issuance of Common Stock
 upon  exercise of stock
 options and other......   1,547,656   16     6,927      --        --       6,943
Sale of treasury stock
 to benefit plan........         --   --        765      --        468      1,233
Net income..............         --   --        --    93,886       --      93,886
                          ---------- ----  -------- --------   -------   --------
Balance at June 28,
 1997...................  91,763,372 $918  $262,908 $166,502   $(2,361)  $427,967
                          ========== ====  ======== ========   =======   ========


                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       FISCAL YEAR ENDED
                                                  -----------------------------
                                                  JUNE 28,   JUNE 29,  JUNE 24,
                                                    1997       1996      1995
                                                  ---------  --------  --------
Cash flows provided by operating activities:
  Net income....................................  $  93,886  $ 59,665  $ 24,339
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization...............     35,625    27,625    21,285
    Restructuring costs.........................        --       (214)   (2,504)
    Deferred income tax.........................        753       266    (4,645)
    Changes in assets and liabilities:
     Decrease (increase) in:
      Accounts receivable.......................    (66,459)  (44,175)   (9,875)
      Merchandise inventories...................   (102,585)  (86,639)  (29,603)
      Income tax receivable.....................      1,097      (417)    2,479
      Prepaid expenses and other................     (3,949)      139       286
      Other assets..............................     (2,387)      (63)     (694)
    Increase/(decrease) in:
      Accounts payable and accrued liabilities..    119,000   126,384   134,495
      Income taxes payable......................     (2,709)    5,140        41
                                                  ---------  --------  --------
        Total adjustments.......................    (21,614)   28,046   111,265
                                                  ---------  --------  --------
        Net cash provided by operating
         activities.............................     72,272    87,711   135,604
Cash flows used in investing activities:
  Capital expenditures..........................    (74,168)  (47,418)  (30,057)
  Other.........................................        929      (565)      572
                                                  ---------  --------  --------
        Net cash used in investing activities...    (73,239)  (47,983)  (29,485)
Cash flows provided by (used in) financing
 activities:
  Proceeds from issuance of Common Stock........      6,943    79,344     1,994
  Purchase of treasury stock....................        --     (3,521)      --
  Sale of treasury stock to benefit plan........      1,233       812       --
  Borrowings under line of credit agreements....        --     48,750    54,127
  Repayments of borrowings under line of credit
   agreements...................................        --    (48,750)  (92,627)
  Payments under capital lease obligations......     (4,894)   (5,243)   (5,149)
                                                  ---------  --------  --------
        Net cash provided by (used in) financing
         activities.............................      3,282    71,392   (41,655)
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......      2,315   111,120    64,464
Cash and cash equivalents at beginning of year..    207,614    96,494    32,030
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 209,929  $207,614  $ 96,494
                                                  =========  ========  ========

                            See accompanying notes.

                                 COMPUSA INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business--CompUSA Inc. (the "Company") is a retailer of personal computer hardware, software, accessories, and related products and services conducting its operations principally through its Computer Superstores in the United States. At June 28, 1997, June 29, 1996, and June 24, 1995, the Company operated 129, 105, and 85 Computer Superstores, respectively. In addition to the retail sales of its stores, the Company's stores also fulfill the principal marketing, product, and service functions of the Company's other businesses, including direct sales to corporate, government, and education customers and training and technical services. In addition, the Company conducts mail order operations through CompUSA Direct.

  Fiscal year--The Company's fiscal year is a 52/53-week year ending on the last Saturday of each June. All references to the fiscal year ended June 28, 1997 relate to the fifty-two weeks then ended. All references to the fiscal year ended June 29, 1996 relate to the fifty-three weeks then ended. All references to the fiscal year ended June 24, 1995 relate to the fifty-two weeks then ended.

  Consolidation--The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

  Use of estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of gain and loss contingencies at the date of the consolidated financial statements. Actual results could differ from those estimates.

  Cash and cash equivalents--Cash on hand in stores, deposits in banks, and short-term investments with original maturities of three months or less are considered cash and cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

  Accounts receivable--Accounts receivable represent amounts due from customers related to the sale of the Company's products and services. Such receivables are generally unsecured and are generally due from a diverse group of corporate, government, and education customers located throughout the United States and, accordingly, do not include any specific concentrations of credit risk. The Company believes it has provided adequate reserves for potentially uncollectible accounts. For the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995, the Company's bad debt expense was $959,000, $878,000, and $766,000, respectively.

  Merchandise inventories--Merchandise inventories are valued at the lower of cost, determined on a weighted average basis, or market.

  Property and equipment--Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to charge the cost of the respective assets to operations over their estimated service lives on a straight-line basis. Estimated service lives are as follows:

     Furniture and fixtures.......................................  5-10 years
     Equipment....................................................   3-5 years
     Leasehold improvements....................................... Life of lease
     Equipment under capital leases............................... Life of lease

  Advertising expenses--Advertising expenses are expensed in the month incurred, subject to reduction by reimbursement from vendors. Net advertising expenses were not a significant component of store operating expenses for the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995.

                                 COMPUSA INC.

  Pre-opening costs--Pre-opening costs are deferred prior to the date of the store's grand opening and are expensed in the month of the store's grand opening. Pre-opening costs consist primarily of personnel and advertising expenses incurred prior to a store's opening and promotional costs associated with the opening.

  Income taxes--Income taxes are maintained in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

  Income per share--Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effects of stock options are calculated using the treasury stock method.

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which the Company is required to adopt in the second quarter of the fiscal year ending June 27, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new standard, the Company will be required to disclose both "basic" and "diluted" earnings per share. The dilutive effect of stock options and other common stock equivalents is excluded from the calculation of basic earnings per share but is included in the calculation of diluted earnings per share using the treasury stock method. Basic and diluted earnings per share calculated in accordance with the provisions of SFAS 128 are as follows:

                                                          FISCAL YEAR ENDED
                                                      --------------------------
                                                      JUNE 28, JUNE 29, JUNE 24,
                                                        1997     1996     1995
                                                      -------- -------- --------
   Basic earnings per share..........................  $1.03    $0.68    $0.31
   Diluted earnings per share........................   0.99     0.65     0.30

  On March 27, 1996 the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on April 8, 1996, payable on April 22, 1996. On November 6, 1996 the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on November 18, 1996, payable on December 2, 1996. Stock options and all other agreements payable in the Company's common stock (the "Common Stock") were amended to reflect the splits. Amounts equal to the par value of shares issued in connection with the stock splits have been transferred from additional paid-in capital to the common stock account.

  All references to the number of shares (except for shares authorized) and income per common and common equivalent share amounts in the consolidated financial statements and the accompanying notes have been adjusted on a retroactive basis to reflect the stock splits and the issuance of shares in connection with the Company's acquisition of PCs Compleat, Inc. ("PCs Compleat").

  Long-lived assets--In March 1995, FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that losses on the impairment of long-lived assets used in operations be recorded when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. The standard was adopted by the Company in the preparation of its financial statements for the fiscal year ended June 28, 1997. Adoption of the standard had no impact on the Company's financial statements.

                                 COMPUSA INC.

2. ACQUISITION OF PCS COMPLEAT, INC.

  On May 30, 1996, pursuant to an Agreement and Plan of Merger dated as of May 15, 1996 (the "Merger Agreement") between the Company and PCs Compleat, PCs Compleat, a leading direct reseller of brand name personal computers and peripherals located in Marlborough, Massachusetts, became a wholly-owned subsidiary of the Company (the "Merger"). The operations of PCs Compleat were fully integrated into the Company's direct mail order operations and became a part of the Company's "CompUSA Direct" division in August 1997.

  The Company's consolidated financial statements reflect the Merger under the application of the pooling of interests method of accounting. Under the pooling of interests method of accounting, the historical book values of the assets, liabilities, and stockholders' equity of PCs Compleat, as reported on its balance sheet, have been carried over onto the consolidated balance sheet of the Company and no goodwill or other intangible assets were created. In addition, the Company has restated its consolidated financial statements for all periods prior to the Merger to include the results of operations of PCs Compleat.

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of:

                                                              JUNE 28, JUNE 29,
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Furniture, fixtures, and equipment........................ $139,399 $103,425
   Leasehold improvements....................................   61,426   37,899
   Equipment under capital leases............................   23,842   22,995
   Land......................................................    6,440    2,842
   Capital projects in progress..............................   40,812   30,984
                                                              -------- --------
                                                               271,919  198,145
   Less accumulated depreciation and amortization............  101,118   66,961
                                                              -------- --------
                                                              $170,801 $131,184
                                                              ======== ========

4. ACCRUED LIABILITIES

  Accrued liabilities consist of:

                                                              JUNE 28, JUNE 29,
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Salaries and bonuses...................................... $ 34,198 $ 30,757
   Taxes, other than income and payroll......................   19,933   17,622
   Rent......................................................   10,898    9,337
   Other.....................................................   28,765   24,462
                                                              -------- --------
                                                              $ 93,794 $ 82,178
                                                              ======== ========

                                 COMPUSA INC.

5. INCOME TAXES

  The provision for income taxes is summarized as follows:

                                                         FISCAL YEAR ENDED
                                                     --------------------------
                                                     JUNE 28, JUNE 29, JUNE 24,
                                                       1997     1996     1995
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
   Income tax provision:
     Current:
       Federal...................................... $49,894  $35,325  $10,183
       State........................................   8,129    4,593    1,425
     Deferred.......................................     753      266   (4,645)
                                                     -------  -------  -------
                                                     $58,776  $40,184  $ 6,963
                                                     =======  =======  =======

  The reconciliation of the income tax provision to the amount calculated based on the federal statutory rate is as follows:

                                                      FISCAL YEAR ENDED
                                                  ----------------------------
                                                  JUNE 28,  JUNE 29,  JUNE 24,
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
   Income tax expense at statutory rate.......... $53,432   $34,947   $10,956
   State income taxes, less federal benefit......   5,114     3,047       926
   Reversal of valuation allowance...............     --     (1,252)   (2,008)
   Nondeductible expenses, primarily transaction
    costs........................................     --      1,209       --
   Nontaxable income.............................  (1,501)   (1,471)      --
   Other.........................................   1,731     3,704    (2,911)
                                                  -------   -------   -------
                                                  $58,776   $40,184   $ 6,963
                                                  =======   =======   =======

  The tax effects of temporary differences giving rise to the deferred tax asset (liability) at June 28, 1997 and June 29, 1996 are as follows:

                                           DEFERRED TAX ASSET (LIABILITY)
                                        --------------------------------------
                                          JUNE 28, 1997       JUNE 29, 1996
                                        ------------------- ------------------
                                        CURRENT  NONCURRENT CURRENT NONCURRENT
                                        -------  ---------- ------- ----------
                                                   (IN THOUSANDS)
   Property and equipment.............. $   --    $(6,941)  $  --    $(3,859)
   Accounts receivable.................   1,119       --       498       --
   Merchandise inventories.............  (2,176)      --       567       --
   Prepaid expenses and other
    deferrals..........................    (569)      512    2,991    (3,459)
   Net operating loss carryforward of
    PCs Compleat.......................     --        --       510       --
   Deferred rentals....................     --      4,196      --      3,286
   Accrued liabilities and other.......   8,459    (1,453)   3,366       --
                                        -------   -------   ------   -------
                                        $ 6,833   $(3,686)  $7,932   $(4,032)
                                        =======   =======   ======   =======

6. LEASES

  The Company leases equipment under capital and operating leases that expire at various dates through 2000. The Company operates in facilities leased under noncancelable operating leases that expire at various dates through 2017 and the majority of which contain renewal options and require the Company to pay a proportionate share of common area maintenance.

                                 COMPUSA INC.

  At June 28, 1997, future minimum lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                               CAPITAL OPERATING
   FISCAL YEAR                                                 LEASES   LEASES
   -----------                                                 ------- ---------
                                                                (IN THOUSANDS)
   1998....................................................... $3,660  $ 60,401
   1999.......................................................  1,947    63,356
   2000.......................................................    925    58,880
   2001.......................................................    163    54,229
   2002.......................................................    --     51,069
   Thereafter.................................................    --    370,383
                                                               ------  --------
   Total minimum lease payments...............................  6,695  $658,318
                                                                       ========
   Less amount representing interest..........................  1,098
                                                               ------
   Present value of minimum lease payments....................  5,597
   Less current portion.......................................  3,139
                                                               ------
   Capital lease obligations due after one year............... $2,458
                                                               ======

  Rental expense of the Company amounted to $56,278,000, $37,692,000, and $30,943,000 for the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995, respectively.

7. CREDIT AGREEMENT

  Effective December 30, 1996, the Company entered into a three-year unsecured revolving credit agreement (the "Credit Agreement") with a consortium of fourteen banks that provides for borrowings and letters of credit up to a maximum of $150,000,000, with letters of credit not to exceed $75,000,000 in the aggregate. The Credit Agreement replaces the previous $75,000,000 unsecured credit agreement. The funds available under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full. At June 28, 1997 and June 29, 1996, no amounts were outstanding under the Credit Agreement and the Company had $150,000,000 and $74,400,000, respectively, available for future borrowings after reduction for outstanding letters of credit.

  Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of June 28, 1997) or a rate based on the London Interbank Offering Rate ranging from 5.8% to 5.9% per annum as of June 28, 1997, plus a specified margin. The Company also pays certain commitment and agent fees. Although the Credit Agreement expires in December 1999, the Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

  The Credit Agreement requires the maintenance of certain financial ratios and tangible net worth. The Credit Agreement also imposes credit limitations on mergers and consolidations and prohibits the purchase of Common Stock in excess of $30,000,000 and the payment of dividends (other than certain stock dividends). The Credit Agreement allows the Company to securitize up to $100,000,000 of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all subsidiaries of the Company.

8. SENIOR SUBORDINATED NOTES

  In June 1993, the Company issued $110,000,000 in principal amount of 9 1/2% Senior Subordinated Notes due June 15, 2000 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable

                                 COMPUSA INC.

semi-annually on each June 15 and December 15. The Senior Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined. Senior indebtedness, which totaled approximately $489,000,000 and $387,000,000 at June 28, 1997 and June 29,
1996, respectively, consists primarily of capital lease obligations, indebtedness incurred under the Credit Agreement, and trade payables.

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

  The indenture related to the Senior Subordinated Notes restricts, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness or issue preferred stock, pay dividends and make other distributions, sell or issue stock of a subsidiary, create encumbrances on the ability of any subsidiary that is a guarantor to pay dividends or make other restricted payments, engage in certain transactions with affiliates, dispose of certain assets, merge or consolidate with or into, or sell or otherwise transfer their properties and assets as an entirety to, another entity, incur indebtedness that would rank senior in right of payment to the Senior Subordinated Notes and be subordinated to any other indebtedness of the Company, or create additional liens.

  The Senior Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                             AS OF AND FOR THE
                                                             FISCAL YEAR ENDED
                                                            -------------------
                                                             JUNE 28,  JUNE 29,
                                                               1997      1996
                                                            ---------- --------
                                                              (IN THOUSANDS)
   Intercompany receivables................................ $   70,285 $    --
   Other current assets....................................    360,754   39,442
   Noncurrent assets.......................................    141,159    3,955
   Intercompany payables...................................      4,521      362
   Other current liabilities...............................    158,987   22,775
   Long-term debt and liabilities..........................      4,191      704
   Intercompany revenues...................................    178,612   60,933
   Other revenues..........................................  3,230,511  221,536
   Costs and expenses......................................  3,142,991  218,742
   Intercompany expenses...................................    123,545      --
   Net income..............................................     87,878   42,302

  In preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.

  The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $113,949,000 and $111,650,000 at June 28, 1997 and June 29, 1996, respectively.

9. COMMITMENTS AND CONTINGENCIES

  The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future

                                 COMPUSA INC.

costs would not be material to results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

10. EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution profit-sharing plan (the "401(k) Plan") covering employees of the Company and its subsidiaries, other than PCs Compleat, who are at least 21 years of age and have worked at least 500 hours during the six months prior to the plan entry dates. The 401(k) Plan is intended to constitute a qualified profit sharing plan within the meaning of
Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), which includes a qualified cash or deferred arrangement within the meaning of Code section 401(k). In addition, the Company sponsors a deferred compensation plan that permits eligible officers and employees to defer a portion of their compensation. Contributions to both the 401(k) Plan and the deferred compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation and the Company's matching contributions up to a specified limit. The Company may make additional contributions to either or both plans at the discretion of the Company's Board of Directors. The Company's expense for contributions to the 401(k) Plan and the deferred compensation plan aggregated $1,397,000 for the fiscal year ended June 28, 1997, $1,735,000 for the fiscal year ended June 29, 1996, and $512,000 for the fiscal year ended June 24, 1995.

  PCs Compleat sponsors a defined contribution profit sharing plan that is intended to be qualified within the meaning of Code section 401(a) and that includes a qualified cash or deferred arrangement within the meaning of Code section 401(k). The plan covers substantially all employees of PCs Compleat who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. No contributions were made to the plan by PCs Compleat for the fiscal years ended June 28, 1997, June 29, 1996, and June 24, 1995.

11. STOCKHOLDER'S EQUITY

  Common stock--In September 1995, the Company completed a public offering, selling 8,050,000 newly-issued shares of Common Stock and receiving net proceeds of approximately $76,800,000 (net of offering costs of approximately $3,500,000).

  Treasury stock--In December 1995, the Company's Board of Directors authorized the purchase of up to $30,00,000 of Common Stock. On May 24, 1996, the Company's Board of Directors rescinded the authorization to purchase Common Stock.

  In December 1995, the Company repurchased 472,400 shares of Common Stock, to be held as treasury stock, at a weighted average cost of $7.45 per share, excluding transaction costs. In February 1996, the Company made a cash contribution to the 401(k) Plan to effect the Company's required contribution to the plan for 1995, which the plan used to purchase 92,940 shares of treasury stock from the Company. In March 1997, the Company made a cash contribution to the 401(k) Plan to effect the Company's required contribution to the plan for 1996, which the plan used to purchase 62,833 shares of treasury stock from the Company.

  Stock-based incentive compensation plans--The CompUSA Inc. Long-Term Incentive Plan (the "Long-Term Incentive Plan") provides for the granting of stock-based incentive compensation in the form of stock options, restricted stock grants, stock appreciation rights, performance share awards, and stock unit awards, or a combination thereof. The Long-Term Incentive Plan, as restated and amended, authorizes the issuance of up to 16,788,736 shares of Common Stock upon the exercise of such incentive awards to employees, nonemployee directors, and advisors of the Company.

                                 COMPUSA INC.

  Under the Long-Term Incentive Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and generally become exercisable in cumulative installments over periods of three to four years and expire after ten years. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the Common Stock on the grant date.

  Prior to the Merger, PCs Compleat maintained a stock option plan (the "PCs Compleat Plan") for the benefit of its employees. In connection with the Merger, the Company assumed all outstanding options granted under the PCs Compleat Plan and converted such options into options to purchase an aggregate of 650,826 shares of Common Stock of the Company.

  Stock option transactions related to both the Long-Term Incentive Plan and the PCs Compleat Plan are summarized in the following table:

                                                   FISCAL YEAR ENDED
                          ----------------------------------------------------------------------
                             JUNE 28, 1997          JUNE 29, 1996            JUNE 24, 1995
                          -------------------- ------------------------ ------------------------
                                      WEIGHTED
                          NUMBER OF   AVERAGE  NUMBER OF   OPTION PRICE NUMBER OF   OPTION PRICE
                           OPTIONS     PRICE    OPTIONS     PER SHARE    OPTIONS     PER SHARE
                          ----------  -------- ----------  ------------ ----------  ------------
Outstanding at beginning
 of year................   5,944,456   $ 4.77   6,308,538  $0.27-$ 7.78  7,661,990  $0.27-$8.03
Granted.................   4,764,394   $26.88   1,028,330  $1.33-$17.69  2,833,242  $0.93-$6.19
Exercised...............  (1,473,030)  $ 2.95  (1,070,312) $0.27-$ 7.83 (1,433,862) $0.27-$6.72
Canceled................    (535,866)  $20.57    (322,100) $0.27-$ 8.85 (2,752,832) $0.27-$8.03
                          ----------           ----------               ----------
Outstanding at end of
 year...................   8,699,954   $16.21   5,944,456  $0.27-$17.69  6,308,538  $0.27-$7.78
                          ==========           ==========               ==========

  The following table summarizes information about stock options outstanding at June 28, 1997:

                            STOCK OPTIONS OUTSTANDING    STOCK OPTIONS EXERCISABLE
                         ------------------------------- ----------------------------
                                     WEIGHTED   WEIGHTED                  WEIGHTED
                                     AVERAGE    AVERAGE                   AVERAGE
        RANGE OF                    REMAINING   EXERCISE                  EXERCISE
     EXERCISE PRICES      SHARES   LIFE (YEARS)  PRICE      SHARES         PRICE
     ---------------     --------- ------------ -------- -------------- -------------
$ 0.27-$ 4.91........... 2,132,671     7.0       $ 3.15       1,327,158       $ 3.31
$ 5.72-$10.37........... 2,143,191     7.1       $ 7.32       1,219,269       $ 6.88
$13.88-$23.50........... 1,590,764     9.2       $21.94         297,562       $22.40
$27.50-$32.50........... 2,833,328     9.2       $29.56         583,323       $30.00
                         ---------                       --------------
                         8,699,954                            3,427,312
                         =========                       ==============

  For the fiscal years ended June 28, 1997 and June 29, 1996, the Company granted restricted stock awards for 80,002 and 163,572 shares of Common Stock, respectively, to the Company's officers. The restricted stock awards vest to the employees on the fifth anniversary of the grant date. The vesting period may be accelerated to a minimum of three years if specified performance goals are met. Based upon the attainment of specified performance goals for the fiscal years ended June 28, 1997 and June 29, 1996, the restricted stock awards granted in the fiscal year ended June 29, 1996 will vest on the third anniversary of the grant date and those granted in the fiscal year ended June 28, 1997 will vest no later than the fourth anniversary of the grant date. At June 28, 1997, none of the restricted stock awards were vested. A provision for restricted shares is made ratably over the vesting period. Expense recognized under the plan for restricted shares was $601,500 and $729,500 for the fiscal years ended June 28, 1997 and June 29, 1996, respectively.

                                 COMPUSA INC.

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As required by SFAS 123, pro forma information regarding net income and net income per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to June 24, 1995 under the fair value method provided for under SFAS 123. The fair value for those options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.04% to 6.75% for the fiscal year ended June 29, 1996, and ranging from 5.67% to 6.60% for the fiscal year ended June 28, 1997; a dividend yield of 0%; expected volatility of 52.6%; and a weighted-average expected life of each option ranging from 1.66 years to 3.75 years for both the fiscal year ended June 29, 1996 and the fiscal year ended June 28, 1997. The weighted average exercise prices and the weighted average fair values of employee stock options and restricted stock awards granted is as follows:

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                             JUNE 28, 1997     JUNE 29, 1996
                                           ----------------- -----------------
                                           WEIGHTED WEIGHTED WEIGHTED WEIGHTED
                                           AVERAGE  AVERAGE  AVERAGE  AVERAGE
                                           EXERCISE   FAIR   EXERCISE   FAIR
                                            PRICE    VALUE    PRICE    VALUE
                                           -------- -------- -------- --------
   Exercise price of award on grant date:
     Less than market value...............  $ 0.00   $17.09   $1.82    $6.99
     Equals market value..................   20.58     7.95    8.75     3.16
     Exceeds market value.................   27.50     7.67     --       --

  For purposes of pro forma disclosures, the estimated fair value of the options and stock-based awards is amortized to expense over the vesting period. Because SFAS 123 is applicable only to options and stock-based awards granted subsequent to June 24, 1995, its pro forma effect will not be fully reflected until the completion of one full vesting cycle. The Company's pro forma information is as follows:

                                                                   FISCAL YEAR
                                                                      ENDED
                                                                 ---------------
                                                                  JUNE    JUNE
                                                                   28,     29,
                                                                  1997    1996
                                                                 ------- -------
                                                                 (IN THOUSANDS,
                                                                   EXCEPT PER
                                                                 SHARE AMOUNTS)
   Net income:
     As reported................................................ $93,886 $59,665
     Pro forma..................................................  89,156  59,631
   Earnings per share:
     As reported................................................ $  0.99 $  0.65
     Pro forma..................................................    0.94    0.65

  Employee stock purchase plan--The 1991 Employee Stock Purchase Plan (the "Stock Purchase Plan") was terminated by the Company effective July 1, 1994. Prior to its termination, shares of Common Stock were sold under the Stock Purchase Plan pursuant to options automatically available to all employees (excluding employees who would own beneficially more than 5% of the outstanding Common Stock after grant of an option) who were employed by the Company for at least six months and were customarily employed by the Company for at least 20 hours per week and for more than five months per year. For the fiscal year ended June 24, 1995, 223,244 shares of Common Stock were sold under the Stock Purchase Plan.

  Preferred stock--The Company has authorized 10,000 shares of preferred stock, $.01 per share par value, none of which was issued and outstanding as of June 28, 1997. However, the Board of Directors has the authority, without further stockholder approval, to issue shares of preferred stock in one or more series and to

                                 COMPUSA INC.

determine the dividend rights, any conversion rights or rights of exchange, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences, and any other rights, preferences, privileges, and restrictions of any series of preferred stock, and the number of shares constituting such series and the designation thereof. The Company has no present plans to issue any shares of preferred stock. The terms of the Company's Senior Subordinated Notes limit the Company's ability to issue preferred stock (see Note 8).

  Rights agreement--On April 29, 1994, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of Common Stock. As a result of the two-for-one stock splits declared by the Board of Directors effective April 8, 1996 and November 18, 1996, the number of Rights associated with each outstanding share of Common Stock has been decreased to one-fourth of a Right in accordance with the provisions of the Rights Agreement. The Rights will expire on April 28, 2004. Each Right will entitle its holder, in certain circumstances, to buy one ten-thousandth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") of the Company at the purchase price of $120.

  The Rights will be exercisable and transferable apart from the Common Stock only if a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the outstanding Common Stock.

  The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until a person or group has become the beneficial owner of 20% or more of the outstanding Common Stock. Under the Rights' "flip-in" feature, if any person or group becomes the beneficial owner of 20% or more of the outstanding Common Stock, then each Right not owned by such person or group of certain related parties will entitle its holder to purchase, at the Right's then current purchase price, shares of Common Stock (or in certain circumstances as determined by the Board of Directors, cash, other property, or other securities) having a value of twice the Right's purchase price.

  Under the Rights' "flip-over" provision, if, after any person or group becomes the beneficial owner of 20% or more of the outstanding Common Stock, the Company is involved in a merger or other business combination transaction with another person, or sells 50% or more of its assets or earning power to another person in one or more transactions, each Right will entitle its holder to purchase, at the Right's then current purchase price, shares of common stock of such other person having a value of twice the Right's purchase price.

  The Junior Preferred Stock will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to all other series of the Company's preferred stock. Each share of Junior Preferred Stock will represent the right to receive, when and if declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or 10,000 times the quarterly per share cash dividends declared on the Common Stock during the immediately preceding fiscal year. In addition, each share of Junior Preferred Stock will represent the right to receive 10,000 times any noncash dividends (other than dividends payable in Common Stock) declared on the Common Stock, in like kind. In the event of the liquidation, dissolution or winding up of the Company, each share of Junior Preferred Stock will represent the right to receive a liquidation payment in an amount equal to the greater of $1.00 per share or 10,000 times the liquidation payment made per share of Common Stock. Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock. In the event of any merger, consolidation, or other transaction in which common shares are exchanged, each share of Junior Preferred Stock will represent the right to receive 10,000 times the amount received per share of Common Stock. The rights of the Junior Preferred Stock as to dividends, liquidation, voting rights, and merger participation are protected by anti-dilution provisions.

                                 COMPUSA INC.

  Executive severance arrangements--The Company has severance arrangements for all officers and certain key employees that provide severance pay benefits in the event of a change in control of the Company, as defined in the severance agreements. The Company's officers (26 persons) have employment agreements containing provisions pursuant to which those persons will receive lump sum severance payments in an amount up to 2.99 times the sum of (i) their current base salary at the time of termination, (ii) two times their target bonus for the bonus period in which the change in control occurs, and (iii) their annualized automobile allowance, together with payments in lieu of continued group insurance benefits. Key employees not covered by employment agreements are covered by a plan pursuant to which they will receive, in the event of a change in control of the Company, lump sum severance payments in an amount equal to 0.50 times the sum of (i) their annual base salary, (ii) their target bonus for the bonus period in which the change in control occurs, and (iii) their annualized automobile allowance, together with payments in lieu of continued group insurance benefits. The plan covers approximately 110 key employees.

12. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash payments for interest and income taxes are as follows:

                                                        FISCAL YEAR ENDED
                                                    --------------------------
                                                    JUNE 28, JUNE 29, JUNE 24,
                                                      1997     1996     1995
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
   Interest........................................ $11,154  $11,611  $12,274
                                                    =======  =======  =======
   Income taxes.................................... $59,823  $35,253  $11,065
                                                    =======  =======  =======

  Financing and investing activities not affecting cash are as follows:

                                                        FISCAL YEAR ENDED
                                                    --------------------------
                                                    JUNE 28, JUNE 29, JUNE 24,
                                                      1997     1996     1995
                                                    -------- -------- --------
                                                          (IN THOUSANDS)
   Additions to property and equipment under
    capital leases................................. $ 1,043  $ 4,491  $ 2,257
                                                    =======  =======  =======

                                  COMPUSA INC.

13. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST     SECOND     THIRD      FOURTH
                                     QUARTER   QUARTER    QUARTER    QUARTER
                                     -------- ---------- ---------- ----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JUNE 28, 1997:
Net sales........................... $990,530 $1,198,603 $1,272,882 $1,148,508
Cost of sales and occupancy costs...  853,610  1,031,876  1,089,902    978,019
Operating income....................   24,444     40,225     53,944     38,378
Net income..........................   14,546     23,728     32,715     22,897
Income per common and common
 equivalent share................... $   0.15 $     0.25 $     0.35 $     0.24
Weighted average common and common
 equivalent shares..................   94,540     94,737     94,450     94,630

YEAR ENDED JUNE 29, 1996:
Net sales........................... $781,978 $  983,228 $1,065,731 $  998,849
Cost of sales and occupancy costs...  684,090    852,177    916,837    858,578
Operating income....................   12,951     31,865     38,603     21,934
Net income..........................    6,207     18,748     22,933     11,777
Income per common and common
 equivalent share................... $   0.07 $     0.20 $     0.25 $     0.13
Weighted average common and common
 equivalent shares..................   85,070     93,017     92,574     94,218

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                              INDEX TO EXHIBITS
 -------                            -----------------
  2.1    Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat. (7)
  3.1    Restated and Amended Certificate of Incorporation. (11)
  3.2    Restated and Amended Bylaws. (4)
  4.1    Specimen Common Stock Certificate (as amended). (13)
  4.2    Specimen 9 1/2% Senior Subordinated Note Due 2000. (3)
  4.3    Indenture dated June 17, 1993 among CompUSA Inc., as Issuer, Compudyne
         Products, Inc., Compudyne Direct, Inc., CompFinance Inc., CompService
         Inc., as Guarantors and U.S. Trust Company of Texas, N.A., as Trustee
         relating to the 9 1/2% Senior Subordinated Notes Due 2000. (1)
  4.4    First Supplemental Indenture dated as of December 1, 1995 among the
         Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S.
         Trust Company of Texas, N.A., as Trustee. (6)
  4.5    Second Supplemental Indenture dated as of February 7, 1996 among the
         Company, CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA
         Holdings II Inc., and U.S. Trust Company of Texas, N.A., as Trustee.
         (10)
  4.6    Third Supplemental Indenture dated as of May 14, 1996 among the
         Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
         Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust Company of
         Texas, N.A., as Trustee. (10)
  4.7    Fourth Supplemental Indenture dated as of May 30, 1996 among the
         Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
         Holdings II Inc., PCs Compleat, Inc. and U.S. Trust Company of Texas,
         N.A., as Trustee. (10)
  4.8    Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc., CompService Inc., CompTeam Inc.,
         CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc.,
         CompUSA Management Company, CompUSA Stores L.P., CompUSA Holdings
         Company and U.S. Trust Company of Texas, N.A., as Trustee. (10)
  4.9    Subsidiary Guarantees executed by CompTeam Inc., CompUSA Holdings II
         Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management
         Company, CompUSA Stores L.P. and CompUSA Holdings Company. (10)
  4.10   Rights Agreement dated April 29, 1994, between the Company and Bank
         One, Texas, N.A., as Rights Agent. (4)
  4.11   Letter of the Company dated November 1, 1995, appointing First
         Interstate Bank of Texas, N.A., as substitute Rights Agent under the
         Rights Agreement. (5)
  4.12   Letter of the Company dated August 16, 1996, appointing American Stock
         Transfer & Trust Company as substitute Rights Agent under the Rights
         Agreement. (10)
 10.1    $150,000,000 Amended and Restated Credit Agreement dated December 30,
         1996, among the Company, certain lenders and NationsBank of Texas,
         N.A., as administrative lender. (13)
 10.2    Subsidiary Guaranty dated as of December 30, 1996 by CompUSA Holdings
         II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompTeam Inc.,
         CompUSA Management Company, CompUSA Stores L.P., and CompUSA Holdings
         Company. (13)
 10.3    Promissory Note dated December 30, 1996, in the principal amount of
         $20,000,000 issued in favor of NationsBank of Texas, N.A. (13)

 EXHIBIT
   NO.                              INDEX TO EXHIBITS
 -------                            -----------------
 10.4    Promissory Note dated December 30, 1996, in the principal amount of
         $15,000,000, issued in favor of United States National Bank of Oregon.
         (13)
 10.5    Promissory Note dated December 30, 1996, in the principal amount of
         $15,000,000, issued in favor of Bank One, Texas, N.A. (13)
 10.6    Promissory Note dated December 30, 1996, in the principal amount of
         $15,000,000, issued in favor of Wells Fargo Bank (Texas), N.A. (13)
 10.7    Promissory Note dated December 30, 1996, in the principal amount of
         $11,000,000, issued in favor of The Bank of New York. (13)
 10.8    Promissory Note dated December 30, 1996, in the principal amount of
         $11,000,000, issued in favor of The Bank of Nova Scotia. (13)
 10.9    Promissory Note dated December 30, 1996, in the principal amount of
         $11,000,000, issued in favor of The Fuji Bank, Limited--Houston
         Agency. (13)
 10.10   Promissory Note dated December 30, 1996, in the principal amount of
         $11,000,000, issued in favor of Fleet National Bank. (13)
 10.11   Promissory Note dated December 30, 1996, in the principal amount of
         $11,000,000, issued in favor of Hibernia National Bank. (13)
 10.12   Promissory Note dated December 30, 1996, in the principal amount of
         $7,500,000, issued in favor of Credit Suisse. (13)
 10.13   Promissory Note dated December 30, 1996, in the principal amount of
         $7,500,000, issued in favor of The Sumitomo Bank, Limited. (13)
 10.14   Promissory Note dated December 30, 1996, in the principal amount of
         $5,000,000, issued in favor of Mellon Bank, N.A. (13)
 10.15   Promissory Note dated December 30, 1996, in the principal amount of
         $5,000,000, issued in favor of The Sakura Bank, Limited. (13)
 10.16   Promissory Note dated December 30, 1996, in the principal amount of
         $5,000,000, issued in favor of UMB Bank, N.A. (13)
 10.17   Subordination Agreement dated December 30, 1996, by and among CompUSA
         Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc.,
         CompTeam Inc., CompUSA Management Company, CompUSA Stores L.P. and
         CompUSA Holdings Company, and NationsBank of Texas, N.A. (13)
 10.18   The Addison Office Lease Agreement dated September 1, 1992, between
         Carter-Crowley Properties, Inc., as Landlord and CompUSA Inc. as
         Tenant. (2)
 10.19   CompUSA Inc. 1996 Change in Control Termination Plan. (6)
 10.20   Form of Employment Agreement dated as of May 1, 1996, as amended, between the Company and each of J. Samuel Crowley, Michael J. Edwards,
         Paul F. Ewert, Ronald J. Gilmore, Harold D. Greenberg, Melvin D.
         McCall, Barry C. McCook, Lawrence N. Mondry, Stuart M. Needleman, Paul
         Poyfair, James E. Skinner, Mark R. Walker and Anthony A. Weiss. (10)
 10.21   Form of Employment Agreement between the Company and each of Aka A.
         DeMesa, Rick L. Fountain, J. Robert Gary, Robyn Gatch-Preist, Dina M.
         Gundelfinger, James L. Infinger, Leslie C. Marshall, Robert S. Seay
         and Ronald D. Strongwater. (10)
 10.22   Form of Employment Agreement between the Company and Jack Littman-
         Quinn. (10)
 10.23   Form of Employment Agreement dated as of August 16, 1996, between the
         Company and James F. Halpin. (10)
 10.24   Form of Employment Agreement dated as of August 16, 1996, between the
         Company and Harold F. Compton. (10)
 10.25   CompSavings Plan for Employees of CompUSA Inc. (8)

 EXHIBIT
   NO.                            INDEX TO EXHIBITS
 -------                          -----------------
 10.26   Amended and Restated CompUSA Inc. Deferred Compensation Plan. (13)
 10.27   CompUSA Inc. Long-Term Incentive Plan. (12)
 10.28   PCs Compleat, Inc. 1991 Stock Option Plan. (9)
 11      Computation of Income per Common and Common Equivalent Share. (14)
 23      Consent of Ernst & Young LLP. (14)

--------
 (1) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.
 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992 and incorporated herein by reference.
 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993 and incorporated herein by reference.
 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995 and incorporated herein by reference.
 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996 and incorporated herein by reference.
 (7) Previously filed as an exhibit to the Company's Report on Form 8-K filed on June 14, 1996, as amended by Form 8-K/A filed on August 2, 1996, and incorporated herein by reference.
 (8) Previously filed as an exhibit to Registration Statement No. 33-86314 on Form S-8 and incorporated herein by reference.
 (9) Previously filed as an exhibit to Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Registration Statement on Form 8-A/A filed December 6, 1996, as amended, and incorporated herein by reference.
(12) Previously filed as an exhibit to Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.
(13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996 and incorporated herein by reference.
(14) Filed herewith.