Form 10-Q
period 1997-09-27
COMPUSA INC
filed 1997-11-07
CIK 880323

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


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                      OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

     The registrant had 91,326,450 shares of common stock, $.01 per share par value, outstanding as of October 30, 1997.

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


     Consolidated Balance Sheets at September 27, 1997 (unaudited)
          and June 28, 1997.................................................   3

     Consolidated Income Statements for the thirteen weeks
          ended September 27, 1997 and September 28, 1996 (unaudited).......   4

     Consolidated Statements of Cash Flows for the thirteen weeks
          ended September 27, 1997 and September 28, 1996 (unaudited).......   5

     Notes to Consolidated Financial Statements (unaudited).................   6

  Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned and have each guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis and the Company does not consider such separate financial statements to be material to investors.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  10



                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS..................................................  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  15

SIGNATURES..................................................................  16

EXHIBITS....................................................................  17

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)


                                                                 SEPTEMBER 27,      JUNE 28,
                                                                     1997             1997
                                                                 ------------      ----------
                                                                  (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................    $  294,894        $  209,929
   Accounts receivable, net of allowance for doubtful
    accounts of $2,919 and $2,883 at September 27, 1997 and
    June 28, 1997, respectively..............................       218,622           214,568
   Merchandise inventories...................................       631,279           501,426
   Prepaid expenses and other................................        19,479            18,521
                                                                 ----------        ----------
       Total current assets..................................     1,164,274           944,444
Property and equipment, net..................................       181,582           170,801
Other assets.................................................         9,754             9,347
                                                                 ----------        ----------
                                                                 $1,355,610        $1,124,592
                                                                 ==========        ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................    $  676,349        $  483,548
   Accrued liabilities.......................................       109,334            93,794
   Current portion of capital lease obligations..............         2,826             3,139
                                                                 ----------        ----------
       Total current liabilities.............................       788,509           580,481
Capital lease obligations....................................         2,187             2,458
Senior Subordinated Notes....................................       110,000           110,000
Deferred income taxes........................................         2,233             3,686
Commitments and contingencies................................            --                --
Stockholders' equity:
   Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued..................................            --                --
   Common stock, $.01 per share par value; 200,000,000
    shares authorized, with 92,169,959 shares issued at
    September 27, 1997 and 91,763,372 shares issued at June
    28, 1997.................................................           922               918
   Paid-in capital...........................................       264,159           262,908
   Retained earnings.........................................       189,961           166,502
                                                                 ----------        ----------
                                                                    455,042           430,328
Less: Treasury stock, at cost, 316,627 shares at September
 27, 1997 and June 28, 1997..................................        (2,361)           (2,361)
                                                                 ----------        ----------
       Total stockholders' equity                                   452,681           427,967
                                                                 ----------        ----------
                                                                 $1,355,610        $1,124,592
                                                                 ==========        ==========

                            See accompanying notes.

                                 COMPUSA INC.

                        CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

                                                      THIRTEEN WEEKS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 27,   SEPTEMBER 28,
                                                       1997            1996
                                                  -------------   -------------

Net sales........................................ $   1,191,812   $     990,530
Cost of sales and occupancy costs................     1,016,213         853,610
                                                  -------------   -------------
   Gross profit..................................       175,599         136,920

Operating expenses...............................       109,249          90,494
Pre-opening expenses.............................         1,452             897
General and administrative expenses..............        25,615          21,085
                                                  -------------   -------------

   Operating income..............................        39,283          24,444

Other expense (income):
 Interest expense................................         3,055           3,045
 Other income, net...............................        (1,918)         (2,253)
                                                  -------------   -------------
                                                          1,137             792
                                                  -------------   -------------

Income before income taxes.......................        38,146          23,652
Income tax expense...............................        14,687           9,106
                                                  -------------   -------------

Net income....................................... $      23,459   $      14,546
                                                  =============   =============


Income per common and common
 equivalent share................................ $        0.25   $        0.15
                                                  =============   =============


Weighted average common and
 common equivalent shares........................        95,514          94,540
                                                  =============   =============



                            See accompanying notes.

                                 COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                           THIRTEEN WEEKS ENDED
                                                                                   ----------------------------------
                                                                                   SEPTEMBER 27,        SEPTEMBER 28,
                                                                                        1997                 1996
                                                                                   -------------        -------------
Cash flows provided by operating activities:
  Net income................................................................        $    23,459          $    14,546
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization.......................................             10,706                8,134
        Changes in assets and liabilities:
          Increase in accounts receivable...................................             (4,054)              (5,577)
          Increase in merchandise inventories...............................           (129,853)            (165,448)
          Increase in prepaid expenses and other assets.....................             (3,014)              (3,929)
          Increase in accounts payable and accrued liabilities..............            208,286              228,724
                                                                                    -----------          -----------
            Net cash provided by operating activities.......................            105,530               76,450

Cash flows provided by (used in) investing activities:
  Capital expenditures......................................................            (21,155)             (18,009)
  Other.....................................................................                 14                   13
                                                                                    -----------          -----------
            Net cash used in investing activities...........................            (21,141)             (17,996)

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock....................................              1,255                1,545
  Payments under capital lease obligations..................................               (679)              (1,487)
                                                                                    -----------          -----------
            Net cash provided by financing activities.......................                576                   58
                                                                                    -----------          -----------

Net increase in cash and cash equivalents...................................             84,965               58,512
Cash and cash equivalents at beginning of period............................            209,929              207,614
                                                                                    -----------          -----------

Cash and cash equivalents at end of period..................................        $   294,894          $   266,126
                                                                                    ===========          ===========

                            See accompanying notes.

                                  COMPUSA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of CompUSA Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the applicable interim periods. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete interim financial statements. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997.

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

  On November 6, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on November 18, 1996, payable on December 2, 1996. Stock options and all other agreements payable in the Company's common stock (the "Common Stock") were amended to reflect the split. Amounts equal to the par value of shares issued in connection with the stock split have been transferred from additional paid-in capital to the common stock account. All references to the number of shares (except for shares authorized) and income per common and common equivalent share amounts for the thirteen weeks ended September 26, 1996, have been adjusted on a retroactive basis to reflect the stock split.

                                  COMPUSA INC.

                                  (unaudited)

  In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of October 28, 1997, the Company had purchased 620,000 shares of Common Stock, to be held as treasury stock, at a weighted average price of $34.65 per share, excluding transaction costs.

  In December 1995, the Company's Board of Directors authorized the purchase of up to $30 million of Common Stock. On December 22, 1995, the Company purchased 472,400 shares of Common Stock, to be held as treasury stock, at a weighted average price of $7.44 per share, excluding transaction costs. On May 24, 1996, the Company's Board of Directors rescinded the December 1995 authorization to purchase Common Stock.


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

                                  COMPUSA INC.

                                  (unaudited)

4.  SUBSIDIARY GUARANTEES

  The Company's 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                        AS OF AND FOR THE
                                                                       THIRTEEN WEEKS ENDED
                                                                ---------------------------------
                                                                SEPTEMBER 27,      SEPTEMBER 28,
                                                                    1997                1996
                                                                -------------      --------------
                                                                         (in thousands)
Intercompany receivables.....................................     $     12            $      --
Other current assets.........................................      449,229              404,803
Noncurrent assets............................................      156,454              104,478
Intercompany payables........................................       58,052               51,756
Other current liabilities....................................      189,720              119,483
Long-term debt and liabilities...............................        2,161                3,319
Net sales....................................................      822,357              709,422
Intercompany revenues........................................       46,417               41,519
Costs and expenses...........................................      796,760              698,403
Intercompany expenses........................................       30,925               29,048
Net income...................................................       25,270               14,446

  In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.


5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                                      THIRTEEN WEEKS ENDED
                                                                                 ----------------------------------
                                                                                 SEPTEMBER 27,        SEPTEMBER 28,
                                                                                     1997                1996
                                                                                 -------------        -------------
                                                                                           (in thousands)
Cash paid during the periods for:
     Interest                                                                     $     152             $     206
     Income taxes                                                                     1,597                 1,934

 Investing activities not affecting cash are as follows:
     Additions to property and equipment under capital leases                     $      95             $      --

                                  COMPUSA INC.

                                  (unaudited)

6.    NEW ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which the Company is required to adopt in the second quarter ending December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new standard, the Company will be required to disclose both "basic" and "diluted" earnings per share. The dilutive effect of stock options and other common stock equivalents is excluded from the calculation of basic earnings per share but is included in the calculation of diluted earnings per share using the treasury stock method. Basic and diluted earnings per share calculated in accordance with the provisions of SFAS 128 are as follows:


                                                                                        THIRTEEN WEEKS ENDED
                                                                                -----------------------------------
                                                                                SEPTEMBER 27,         SEPTEMBER 28,
                                                                                    1997                  1996
                                                                                -------------         -------------

Basic earnings per share.................................................           $    0.26            $   0.16
Diluted earnings per share...............................................                0.25                0.15


7.  CREDIT AGREEMENT

  Effective December 30, 1996, the Company entered into a new, three-year unsecured revolving credit agreement (the "Credit Agreement") with a consortium of fourteen banks that provides for borrowings and letters of credit up to a maximum of $150 million with letters of credit not to exceed $75 million in the aggregate. The funds available under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full. At September 27, 1997, the Company had approximately $149 million available for future borrowings after reduction for outstanding letters of credit.

  Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of September 27, 1997) or a rate based on the London Interbank Offering Rate (LIBOR) ranging from 5.7% to 5.8% as of September 27, 1997, plus a specified margin, currently 0.75%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

  The Credit Agreement requires the maintenance of certain financial ratios and a minimum tangible net worth. The Credit Agreement, as amended, also imposes limitations on mergers and consolidations and prohibits the purchase of Common Stock in excess of $130 million and the payment of dividends (other than stock dividends). The Credit Agreement allows the Company to securitize up to $100 million of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all subsidiaries of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

  This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. The Company's recent entry into the build-to-order market with its CompUSA PC/TM/ brand personal computers involves significant additional risks, including, without limitation, failure to achieve customer acceptance of the new products and substantial dependence on third parties for product quality and reliability and timely fulfillment of customer orders. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

  All references herein to "fiscal 1998" relate to the fifty-two weeks ending June 27, 1998, and references to "fiscal 1997" relate to the fifty-two weeks ended June 28, 1997. In addition, all references herein to "first quarter of fiscal 1998" relate to the thirteen weeks ended September 27, 1997, and all references to "first quarter of fiscal 1997" relate to the thirteen weeks ended September 28, 1996.

  The following table sets forth certain operating data for the Company:

                                                        THIRTEEN WEEKS ENDED
                                                    ---------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                         1997          1996
                                                    -------------  ------------

Stores open at end of period......................          134           108
Stores opened during the period...................            5             3
Stores relocated during the period................            1            --
Average net sales per gross square foot (1)(3)....    $     317     $     321
Comparable store sales increase (2)(3)............          6.1%          7.2%

______________________
(1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period.
(2) Comparable store sales are net sales for stores open the same number of months in both the indicated and previous period, including stores that were relocated or expanded during either period.
(3) Net sales for purposes of the above calculations are comprised of net sales generated from the Company's stores and Training Supercenter Plus/SM/ locations, as well as of the Company's national accounts group, but exclude mail order sales.

  The Company believes the opening of additional Computer Superstores/SM/ in existing markets has resulted in some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets, and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

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

                                                      THIRTEEN WEEKS ENDED
                                           --------------------------------------
                                           SEPTEMBER 27, 1997  SEPTEMBER 28, 1996
                                           ------------------  ------------------
Net sales..................................           100.0%               100.0%
Cost of sales and occupancy costs..........            85.3                 86.2
                                             --------------      ---------------
Gross profit...............................            14.7                 13.8
Operating expenses.........................             9.2                  9.1
Pre-opening expenses.......................             0.1                  0.1
General and administrative expenses........             2.1                  2.1
                                             --------------      ---------------
Operating income...........................             3.3                  2.5
Interest expense and other income, net.....             0.1                  0.1
                                             --------------      ---------------
Income before income taxes.................             3.2                  2.4
Income tax expense.........................             1.2                  0.9
                                             --------------      ---------------
Net income.................................             2.0%                 1.5%
                                             ==============      ===============

FIRST QUARTER ENDED SEPTEMBER 27, 1997, COMPARED WITH THE FIRST QUARTER ENDED SEPTEMBER 28, 1996

  Net sales for the first quarter of fiscal 1998 increased 20.3% to $1.19 billion from $991 million for the first quarter of fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the first quarter of fiscal 1997 and an increase in comparable store sales of 6.1%. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand, and increased growth in the Company's service businesses.

  Gross profit was $176 million, or 14.7% of net sales, in the first quarter of fiscal 1998, compared with $137 million, or 13.8% of net sales, in the first quarter of fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to higher product margin, an improvement in controllable costs such as inventory shrinkage and freight, and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The foregoing factors were partially offset by an increase in occupancy costs related to 26 Computer Superstores opened since the end of the first quarter of fiscal 1997.

  Operating expenses were $109.2 million, or 9.2% of net sales, in the first quarter of fiscal 1998, compared with $90.5 million, or 9.1% of net sales, in the first quarter of fiscal 1997. In the first quarter of fiscal 1998, net advertising expense decreased as a percentage of net sales and other operating expenses increased as a percentage of net sales. The decrease in net advertising expense as a percentage of net sales resulted primarily from increased vendor participation. The increase in operating expenses as a percentage of net sales is due partially to the increase in both new store net sales and in the ratio of service revenues to total revenues. These increases in new store net sales and in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because of the following factors: (1) operating expenses in general, and store personnel expenses in particular, typically constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) operating expenses are generally higher for service revenues than for merchandise sales.

  Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the first quarter of fiscal 1998, the Company incurred $1.5 million in pre-opening expenses in connection with the opening of five stores and the relocation of one store, compared with $897,000 in pre-opening expenses incurred in the first quarter of fiscal 1997 in connection with the opening of three stores.

  General and administrative expenses of $25.6 million, or 2.1% of net sales, in the first quarter of fiscal 1998, remained relatively constant as a percentage of net sales compared with $21.1 million, or 2.1 % of net sales, in the first quarter of fiscal 1997.

  Interest expense and other income, net, of $1.1 million, or 0.1% of net sales, in the first quarter of fiscal 1998 remained relatively constant as a percentage of net sales compared with $792,000, or 0.1% of net sales, in the first quarter of fiscal 1997. See "-Liquidity and Capital Resources."

  The Company's effective tax rate was 38.5% for both the first quarter of fiscal 1998 and the first quarter of fiscal 1997.

  As a result of the above, net income for the first quarter of fiscal 1998 was $23.5 million, or $.25 per share, compared with net income of $14.5 million, or $.15 per share, for the first quarter of fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

  At September 27, 1997, total assets were $1.36 billion, $1.16 billion of which were current assets, including $295 million of cash and cash equivalents. Net cash provided by operating activities for the first quarter of fiscal 1998 was $106 million which was primarily attributable to the net income for the quarter and an increase in the ratio of accounts payable to inventory.

  Approximately three-fourths of the Company's net sales during the first quarter of both fiscal 1998 and fiscal 1997 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

  Merchandise inventories increased to $631 million at September 27, 1997 from $501 million at June 28, 1997. The increase in merchandise inventories is primarily attributable to inventories at the five Computer Superstores opened in the first quarter of fiscal 1998, higher inventories held by the Company's configuration center, as well as inventories received in anticipation of seasonal promotional sales to be held in the second quarter of fiscal 1998.

  Capital expenditures during the first quarter of fiscal 1998 were $21.2 million, of which $3.4 million were for fiscal 1998 new stores and $3.0 million were for existing stores, compared with $18.0 million of capital expenditures during the first quarter of fiscal 1997, of which $6.3 million were for fiscal 1997 new stores and $4.0 million were for existing stores. In addition to the capital expenditures incurred in connection with new stores, the Company also incurred capital expenditures in the first quarter of fiscal 1998 and fiscal 1997 related to improvements made in information systems and additions to property and equipment at the Company's corporate facilities. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. During fiscal 1998, the Company plans to open approximately 30 to 40 new Computer Superstores and anticipates total capital expenditures of approximately $110 to $120 million. The Company believes its available cash and cash equivalents and vendor and bank financing are sufficient to satisfy its short-term capital requirements.

  The Company has an unsecured $150 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in December 1999. The Credit Agreement requires the maintenance of certain financial ratios and a minimum tangible net worth and restricts, among other things, the Company's ability to incur additional indebtedness. However, the Credit Agreement allows the Company to securitize up to $100 million of certain assets. See Note 7 of Notes to Consolidated Financial Statements. At September 27, 1997, the Company had approximately $149 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

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

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

  Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 3 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

       3.1  Restated and Amended Certificate of Incorporation. (1)
       3.2  Restated and Amended Bylaws. (2)
       10   First Amendment to Amended and Restated Credit Agreement dated as of
            September 15, 1997, among the Company, certain lenders and
            NationsBank of Texas, N.A., as administrative lender. (3)
       11   Computation of Income per Common and Common Equivalent Share. (3)
       27   Financial Data Schedule. (4)


  (b) Reports on Form 8-K.

      None.

________________

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

                             CompUSA Inc.



Date:  November 7, 1997      By:  /s/  JAMES E. SKINNER
                                  ---------------------------------------------
                                       James E. Skinner
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)