Form 10-Q
period 1997-12-27
COMPUSA INC
filed 1998-02-10
CIK 880323

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

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     The registrant had 91,375,699 shares of common stock, $.01 per share par value, outstanding as of February 2, 1998.

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 27, 1997 (unaudited)
           and June 28, 1997.................................................  3

         Consolidated Income Statements for the thirteen weeks
           and twenty-six weeks ended December 27, 1997 and
           December 28, 1996 (unaudited).....................................  4

         Consolidated Statements of Cash Flows for the twenty-six weeks ended December 27, 1997 and December 28, 1996 (unaudited).........  5

         Notes to Consolidated Financial Statements (unaudited)..............  6

     Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned and have each guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis and the Company does not consider such separate financial statements to be material to investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................  9



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..................................................  15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  16

SIGNATURES..................................................................  17

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE.............................  18

                                 COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)

                                                               DECEMBER 27,         JUNE 28,
                                                                   1997               1997
                                                               ------------       -----------
                                                                (unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents.................................  $    291,735       $   209,929
   Accounts receivable, net of allowance for doubtful
    accounts of $2,967 and $2,883 at December 27, 1997 and
    June 28, 1997, respectively..............................       223,429           214,568
   Merchandise inventories...................................       680,322           501,426
   Prepaid expenses and other................................        23,719            18,521
                                                               ------------       -----------
       Total current assets..................................     1,219,205           944,444
Property and equipment, net..................................       198,239           170,801
Other assets.................................................         9,619             9,347
                                                               ------------       -----------
                                                               $  1,427,063       $ 1,124,592
                                                               ============       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................  $    727,293       $   483,548
   Accrued liabilities.......................................       125,715            93,794
   Current portion of capital lease obligations..............         2,145             3,139
                                                               ------------       -----------
       Total current liabilities.............................       855,153           580,481
Capital lease obligations....................................         2,084             2,458
Senior Subordinated Notes....................................       110,000           110,000
Deferred income taxes........................................         2,659             3,686
Commitments and contingencies................................            --                --
Stockholders' equity:
   Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued..................................            --                --
   Common stock, $.01 per share par value; 325,000,000
    shares authorized, with 92,477,648 shares issued at
    December 27, 1997; 200,000,000 shares authorized with
    91,763,372 shares issued at June 28, 1997................           925               918
   Paid-in capital...........................................       265,477           262,908
   Retained earnings.........................................       224,028           166,502
                                                               ------------       -----------
                                                                    490,430           430,328
Less: Treasury stock, at cost, 1,251,627 shares at December
      27, 1997 and 316,627 shares at June 28, 1997...........       (33,263)           (2,361)
                                                               ------------       -----------
       Total stockholders' equity                                   457,167           427,967
                                                               ------------       -----------
                                                               $  1,427,063       $ 1,124,592
                                                               ============       ===========

                            See accompanying notes.

                                 COMPUSA INC.

                        CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

                                                  THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                              -----------------------------     -----------------------------
                                              DECEMBER 27,     DECEMBER 28,     DECEMBER 27,     DECEMBER 28,
                                                  1997             1996             1997             1996
                                              ------------     ------------     ------------     ------------
Net sales.............................        $  1,456,725     $  1,198,603     $  2,648,537     $  2,189,133
Cost of sales and occupancy costs.....           1,241,979        1,031,876        2,258,192        1,885,486
                                              ------------     ------------     ------------     ------------
   Gross profit.......................             214,746          166,727          390,345          303,647

Operating expenses....................             125,658          102,257          234,907          192,751
Pre-opening expenses..................               4,028            3,579            5,480            4,477
General and administrative expenses...              28,793           20,666           54,408           41,750
                                              ------------     ------------     ------------     ------------

   Operating income...................              56,267           40,225           95,550           64,669

Other expense (income):
 Interest expense.....................               3,041            2,989            6,096            6,034
 Other income, net....................              (2,166)          (1,346)          (4,084)          (3,599)
                                              ------------     ------------     ------------     ------------
                                                       875            1,643            2,012            2,435
                                              ------------     ------------     ------------     ------------

Income before income taxes............              55,392           38,582           93,538           62,234
Income tax expense....................              21,325           14,854           36,012           23,960
                                              ------------     ------------     ------------     ------------

Net income............................        $     34,067     $     23,728     $     57,526     $     38,274
                                              ============     ============     ============     ============

Basic earnings per share..............        $       0.37     $       0.26     $       0.63     $       0.42
                                              ============     ============     ============     ============

Diluted earnings per share............        $       0.36     $       0.25     $       0.60     $       0.40
                                              ============     ============     ============     ============

Weighted average common shares........              91,405           90,788           91,532           90,441
                                              ============     ============     ============     ============

Weighted average common and
 common equivalent shares.............              95,508           94,737           95,511           94,638
                                              ============     ============     ============     ============

                            See accompanying notes.

                                 COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                    TWENTY-SIX WEEKS ENDED
                                                                               ---------------------------------
                                                                               DECEMBER 27,         DECEMBER 28,
                                                                                   1997                 1996
                                                                               ------------         ------------
Cash flows provided by operating activities:
  Net income........................................................            $   57,526           $   38,274
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................                22,212               16,582
       Changes in assets and liabilities:
         Increase in accounts receivable............................                (8,861)              (9,739)
         Increase in merchandise inventories........................              (178,896)            (187,319)
         Increase in prepaid expenses and other assets..............                (5,834)              (6,318)
         Increase in accounts payable and accrued liabilities.......               274,499              263,348
                                                                               ------------         ------------
            Net cash provided by operating activities...............               160,646              114,828

Cash flows provided by (used in) investing activities:
  Capital expenditures..............................................               (49,748)             (41,300)
  Other.............................................................                   697                  261
                                                                               ------------         ------------
            Net cash used in investing activities...................               (49,051)             (41,039)

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock............................                 2,576                2,896
  Purchase of treasury stock........................................               (30,902)                  --
  Payments under capital lease obligations..........................                (1,463)              (2,830)
                                                                               ------------         ------------
            Net cash provided by (used in) financing activities.....               (29,789)                  66
                                                                               ------------         ------------

Net increase in cash and cash equivalents...........................                81,806               73,855
Cash and cash equivalents at beginning of period....................               209,929              207,614
                                                                               ------------         ------------
Cash and cash equivalents at end of period..........................            $  291,735           $  281,469
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

2.  EQUITY

    The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the preparation of the financial statements included in this Quarterly Report on Form 10-Q. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS 128. Basic earnings per share has been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the periods presented, the diluted earnings per share amounts are the same as the earnings per share amounts previously reported by the Company.

    In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of December 27, 1998, the Company had purchased 935,000 shares of Common Stock, to be held as treasury stock, for approximately $30.9 million (approximately $33.01 per share), pursuant to the September 1997 authorization.

    In December 1995, the Company's Board of Directors authorized the purchase of up to $30 million of Common Stock. On May 24, 1996, the Company's Board of Directors rescinded the December 1995 authorization to purchase Common Stock.

                                 COMPUSA INC.

                                  (unaudited)

3.  COMMITMENTS AND CONTINGENCIES

    The Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to the results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

4.  SUBSIDIARY GUARANTEES

    The Company's 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                        AS OF AND FOR THE
                                                                      TWENTY-SIX WEEKS ENDED
                                                                 --------------------------------
                                                                 DECEMBER 27,        DECEMBER 28,
                                                                     1997                1996
                                                                 ------------        ------------
                                                                         (in thousands)
Intercompany receivables.....................................    $    69,537          $   32,193
Other current assets.........................................        516,176             441,704
Noncurrent assets............................................        169,028             119,150
Intercompany payables........................................         12,930              81,632
Other current liabilities....................................        239,552             131,417
Long-term debt and liabilities...............................          2,065               2,924
Net sales....................................................      1,810,000           1,559,130
Intercompany revenues........................................        102,919              96,275
Costs and expenses...........................................      1,746,952           1,523,656
Intercompany expenses........................................         68,059              68,884
Net income...................................................         60,213              38,662

    In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

                                 COMPUSA INC.

                                  (unaudited)

5.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                       TWENTY-SIX WEEKS ENDED
                                                                  -------------------------------
                                                                  DECEMBER 27,       DECEMBER 28,
                                                                      1997               1996
                                                                  ------------       ------------
                                                                          (in thousands)
Cash paid during the periods for:
     Interest..................................................    $    5,510         $    5,586
     Income taxes..............................................        28,130             22,581

Investing activities not affecting cash are as follows:
     Additions to property and equipment under capital leases..    $       95         $      598

6. CREDIT AGREEMENT

   The Company has an unsecured revolving credit agreement expiring in December 1999 (the "Credit Agreement") with a consortium of banks that provides for borrowings and letters of credit up to a maximum of $150 million, with letters of credit not to exceed $75 million in the aggregate. The funds available under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full. At December 27, 1997, the Company had approximately $149 million available for future borrowings after reduction for outstanding letters of credit.

   Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of December 27, 1997) or a rate based on the London Interbank Offering Rate (LIBOR) of 5.9% as of December 27, 1997, plus a specified margin, currently 0.75%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. The Company's recent entry into the build-to-order market with its CompUSA PC(TM) brand personal computers involves significant additional risks, including without limitation failure to achieve customer acceptance of the new products and substantial dependence on third parties for product quality and reliability and timely fulfillment of customer orders. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

   All references herein to "fiscal 1998" relate to the fifty-two weeks ending June 27, 1998, and references to "fiscal 1997" relate to the fifty-two weeks ended June 28, 1997. In addition, all references herein to "second quarter of fiscal 1998" and "first six months of fiscal 1998" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 27, 1997, and all references to "second quarter of fiscal 1997" and "first six months of fiscal 1997" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 28, 1996.

   The following table sets forth certain operating data for the Company:

                                              THIRTEEN WEEKS ENDED                TWENTY-SIX WEEKS ENDED
                                      ----------------------------------    ----------------------------------
                                        DECEMBER 27,       DECEMBER 28,       DECEMBER 27,       DECEMBER 28,
                                            1997               1996               1997               1996
                                      ---------------    ---------------    ---------------    ---------------
Stores open at end of period........             148                122                148                122
Stores opened during the period.....              14                 14                 19                 17
Stores relocated during the period..               1                 --                  2                 --
Average net sales per gross square
 foot(1)(3).........................   $         363      $         360      $         680      $         681
Comparable store sales
 increase(2)(3).....................            8.8%               1.5%               7.6%               4.1%

----------------------
(1) Calculated using net sales divided by gross square footage of stores open at the end of the period, weighted by the number of months open during the period.
(2) Comparable store sales are net sales for stores open the same number of months in both the indicated and previous period, including stores that were relocated or expanded during either period.
(3) Net sales for purposes of the above calculations are comprised of net sales generated from the Company's Computer Superstores(sm), as well as the Company's national accounts group, but exclude mail order sales.

   The Company believes the opening of additional Computer Superstores in existing markets has resulted in some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets and create efficiencies in advertising and management and is therefore, in the Company's long-term best interest.

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

                                                          THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                      ---------------------------   ---------------------------
                                                      DECEMBER 27,   DECEMBER 28,   DECEMBER 27,   DECEMBER 28,
                                                          1997           1996           1997           1996
                                                      ------------   ------------   ------------   ------------
Net sales.................................                100.0%         100.0%         100.0%         100.0%
Cost of sales and occupancy costs.........                 85.3           86.1           85.3           86.1
                                                      ------------   ------------   ------------   ------------
Gross profit..............................                 14.7           13.9           14.7           13.9
Operating expenses........................                  8.6            8.5            8.9            8.8
Pre-opening expenses......................                  0.2            0.3            0.1            0.2
General and administrative expenses.......                  2.0            1.7            2.1            1.9
                                                      ------------   ------------   ------------   ------------
Operating income..........................                  3.9            3.4            3.6            3.0
Interest expense and other income, net....                  0.1            0.2            0.1            0.2
                                                      ------------   ------------   ------------   ------------
Income before income taxes................                  3.8            3.2            3.5            2.8
Income tax expense........................                  1.5            1.2            1.3            1.1
                                                      ------------   ------------   ------------   ------------
Net income................................                  2.3%           2.0%           2.2%           1.7%
                                                      ============   ============   ============   ============

SECOND QUARTER ENDED DECEMBER 27, 1997, COMPARED WITH THE SECOND QUARTER ENDED DECEMBER 28, 1996

   Net sales for the second quarter of fiscal 1998 increased 21.5% to $1.46 billion from $1.20 billion for the second quarter of fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the second quarter of fiscal 1997 and an increase in comparable store sales of 8.8%. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand, and increased growth in the Company's service businesses.

   Gross profit was $215 million, or 14.7% of net sales, in the second quarter of fiscal 1998, compared with $167 million, or 13.9% of net sales, in the second quarter of fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The foregoing factors were partially offset by an increase in occupancy costs related to the 26 Computer Superstores opened since the end of the second quarter of fiscal 1997.

   Operating expenses were $125.7 million, or 8.6% of net sales, in the second quarter of fiscal 1998, compared with $102.3 million, or 8.5% of net sales, in the second quarter of fiscal 1997. In the second quarter of fiscal 1998, net advertising expense decreased as a percentage of net sales and other operating expenses increased as a percentage of net sales, compared with the second quarter of fiscal 1997. The decrease in net advertising expense as a percentage of net sales resulted primarily from increased vendor participation. The increase in other operating expenses as a percentage of net sales is due partially to the increase in the ratio of service revenues to total revenues. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

   Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the second quarter of fiscal 1998, the Company incurred $4.0 million in pre-opening expenses in connection with the opening of 14 Computer Superstores and the relocation of one store, compared with $3.6 million in pre-opening expenses incurred in the second quarter of fiscal 1997 in connection with the opening of 14 stores.

   General and administrative expenses were $28.8 million, or 2.0% of net sales, in the second quarter of fiscal 1998, compared with $20.7 million, or 1.7% of net sales, in the second quarter of fiscal 1997. The increase in general and administrative expenses was primarily due to increased incentive compensation expense and increased costs associated with the Company's efforts to expand certain of its current businesses as well as develop new business opportunities.

   Interest expense and other income, net, of $875,000, or 0.1% of net sales, in the second quarter of fiscal 1998, remained relatively constant as a percentage of net sales compared with $1.6 million, or 0.2% of net sales, in the second quarter of fiscal 1997. The decrease in interest expense and other income, net, is primarily due to increased investment income caused by higher invested cash levels. See "-Liquidity and Capital Resources."

   The Company's effective tax rate was 38.5% for both the second quarter of fiscal 1998 and the second quarter of fiscal 1997.

   As a result of the above, net income for the second quarter of fiscal 1998 was $34.1 million, or diluted earnings per share of $.36, compared with net income of $23.7 million, or $.25 per share, for the second quarter of fiscal 1997.

SIX MONTHS ENDED DECEMBER 27, 1997, COMPARED WITH THE SIX MONTHS ENDED DECEMBER 28, 1996

   Net sales for the first six months of fiscal 1998 increased 21.0% to $2.65 billion from $2.19 billion for the first six months of fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the first six months of fiscal 1997 and an increase in comparable store sales of 7.6%. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand, and increased growth in the Company's service businesses.

   Gross profit was $390 million, or 14.7% of net sales, in the first six months of fiscal 1998, compared with $304 million, or 13.9% of net sales, in the first six months of fiscal 1997. The increase in gross profit as a percentage of net sales was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The foregoing factors were partially offset by an increase in occupancy costs related to the 26 Computer Superstores opened since the second quarter of fiscal 1997.

   Operating expenses of $234.9 million, or 8.9% of net sales, in the first six months of fiscal 1998, remained relatively constant as a percentage of net sales compared with $192.8 million, or 8.8% of net sales, in the first six months of fiscal 1997. In the first six months of fiscal 1998, net advertising expense decreased as a percentage of net sales and other operating expenses increased as a percentage of net sales. The decrease in net advertising expense as a percentage of net sales resulted primarily from increased vendor participation. The increase in other operating expenses as a percentage of net sales is due partially to the increase in the ratio of service revenues to total revenues. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

   Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. In the first six months of fiscal 1998, the Company incurred $5.5 million in pre-opening expenses in connection with the opening of 19 Computer Superstores and the relocation of two stores, compared with $4.5 million in pre-opening expenses incurred in the first six months of fiscal 1997 in connection with the opening of 17 new stores.

   General and administrative expenses were $54.4 million, or 2.1% of net sales, in the first six months of fiscal 1998, compared with $41.8 million, or 1.9% of net sales, for the first six months of fiscal 1997. The increase in general and administrative expenses was primarily due to increased incentive compensation expense and increased costs associated with Company's efforts to expand certain of its current businesses as well as develop new business opportunities.

   Interest expense and other income, net, of $2.0 million, or 0.1% of net sales, in the first six months of fiscal 1998, remained relatively constant as a percentage of net sales compared with $2.4 million, or 0.2% of net sales, in the first six months of fiscal 1997. See "-Liquidity and Capital Resources."

   The Company's effective tax rate was 38.5% for both the first six months of fiscal 1998 and the first six months of fiscal 1997.

   As a result of the above, net income for the first six months of fiscal 1998 was $57.5 million, or diluted earnings per share of $.60, compared with net income of $38.3 million, or $.40 per share, for the first six months of fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

   At December 27, 1997, total assets were $1.43 billion, $1.22 billion of which were current assets, including $292 million of cash and cash equivalents. Net cash provided by operating activities for the first six months of fiscal 1998 was $161 million, compared with net cash provided by operating activities of $115 million for the first six months of fiscal 1997.

   Approximately three-fourths of the Company's net sales during the second quarter of both fiscal 1998 and fiscal 1997 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

   Merchandise inventories increased to $680 million at December 27, 1997, from $501 million at June 28, 1997. The increase in merchandise inventories is primarily attributable to inventories at the 19 Computer Superstores opened in the first six months of fiscal 1998 and higher inventories at the Company's distribution and configuration facilities.

   Capital expenditures during the first six months of fiscal 1998 were $49.7 million, of which $16.6 million were for fiscal 1998 new stores and $6.9 million were for existing stores, compared with $41.3 million of capital expenditures during the first six months of fiscal 1997, of which $14.9 million were for fiscal 1997 new stores and $6.1 million were for existing stores. In addition to these capital expenditures incurred in connection with new stores, the Company also incurred capital expenditures in the first six months of fiscal 1998 and fiscal 1997 related to improvements made in information systems and additions to property and equipment at the Company's corporate facilities. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. During fiscal 1998, the Company plans to open approximately 30 to 35 new Computer Superstores and anticipates total capital expenditures of approximately $100 to $120 million. The Company believes its available cash and cash equivalents and vendor and bank financing are sufficient to satisfy its short-term capital requirements.

   The Company has an unsecured $150 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in December 1999. The Credit Agreement requires the maintenance of certain financial ratios and a minimum tangible net worth and restricts, among other things, the Company's ability to incur additional indebtedness. However, the Credit Agreement allows the Company to securitize up to $100 million of certain assets. See Note 6 of Notes to Consolidated Financial Statements. At December 27, 1997, the Company had approximately $149 million available for future borrowings after reduction for outstanding letters of credit. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

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

YEAR 2000 ISSUES

   The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to the dates in the Year 2000 and thereafter. Based upon its assessments to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer systems, the Company attempts to utilize replacement systems that are Year 2000 compliant. Utilizing both internal and external resources to identify needs for Year 2000 modifications, the Company currently anticipates that the modification and conversion efforts will be completed in various stages from December 31, 1998 to June 30, 1999 and that such modifications will be completed prior to any currently anticipated impact on its systems.

   The Company is also in the process of initiating communications with its significant suppliers and customers to determine the extent to which system interfaces with such entities are vulnerable to Year 2000 issues and whether the products purchased by or from such entities are Year 2000 compliant.

   The Company believes that the costs to modify its systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $5.0 million, which expenditures will be funded from operating cash flows. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if modifications and conversions are not made as they are identified, or are not completed timely, there can be no assurance that the Year 2000 issues will not have a material adverse effect on the Company or adversely affect the Company's relationships with customers, suppliers, or others. Additionally, there can be no assurance that the Year 2000 issues of such entities will not have a material adverse effect on the Company's systems or business.

   The costs of the efforts to be expended by the Company and the date on which the Company believes it will complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those currently anticipated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders on November 5, 1997. The following are the results of certain matters voted upon at the meeting:

(a) With respect to the election of directors whose terms expired in 1997, shares were voted as follows:

                                                                   JAMES F.              DENISE              LAWRENCE
                                                                    HALPIN            ILITCH LITES            MITTMAN
                                                                 ------------         ------------         ------------
    For................................................           86,155,958           86,171,051           86,171,966
    Withheld...........................................              139,847              124,754              123,839
                                                                 ------------         ------------         ------------
                                                                  86,295,805           86,295,805           86,295,805
                                                                 ============         ============         ============

    Messrs. Halpin and Mittman and Ms. Ilitch Lites were elected for terms expiring on the date of the annual meeting of stockholders in 2000. The following members of the Board of Directors have terms expiring on the date of the annual meeting of stockholders in the years indicated: Giles H. Bateman, Leonard L. Berry, Ph.D., and Morton E. Handel -- 1998, and Warren
    D. Feldberg, Kevin J. Roche, and Barry L. Williams -- 1999.

(b) With respect to the amendments to the Company's Restated and Amended Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200,000,000 to 325,000,000, shares were voted as follows:

    For....................................................................................    82,577,318
    Against................................................................................     3,555,088
    Abstentions............................................................................       163,399
                                                                                              ------------
                                                                                               86,295,805
                                                                                              ============

(c) With respect to the adoption of the CompUSA Inc. Officers' Bonus Plan, shares were voted as follows:

    For....................................................................................    71,237,394
    Against................................................................................       754,728
    Abstentions............................................................................       249,142
                                                                                              ------------
                                                                                               72,241,264
                                                                                              ============

(d) With respect to the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for its 1998 fiscal year, shares were voted as follows:

    For....................................................................................   86,075,106
    Against................................................................................       66,018
    Abstentions............................................................................      154,681
                                                                                             ------------
                                                                                              86,295,805
                                                                                             ============

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         3.1  Restated and Amended Certificate of Incorporation. (1)
         3.2  Restated and Amended Bylaws. (2)
        10.1  Amendment No. 1 to the CompSavings Plan for Employees of CompUSA
              Inc. (1)
        10.2  Amendment No. 2 to the CompSavings Plan for Employees of CompUSA
              Inc. (1)
        11    Computation of Earnings Per Share. (1)
        27    Financial Data Schedule. (3)

    (b)  Reports on Form 8-K.

         None.





-----------------------------

  (1) Filed herewith.
  (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
  (3) Included with EDGAR version only.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CompUSA Inc.



Date:  February 10, 1998          By: /s/  JAMES E. SKINNER
                                     ------------------------------------------
                                           James E. Skinner
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal Financial and
                                            Accounting Officer and
                                            Authorized Officer)