Form 10-Q/A
period 1997-03-29
COMPUSA INC
filed 1998-03-24
CIK 880323

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1997

                                       OR

[_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

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


================================================================================

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...............................  3

Signatures..............................................................  4

Exhibit 27 - Financial Data Schedule....................................  5

     The following item of CompUSA Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, and Exhibit 27 referred to therein, are hereby amended. Such item and exhibit are set forth herein in their entirety, as amended. The other exhibits, which are not being amended, are not being filed with this Amendment.


                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

   (a)   Exhibits:

         3.1   Restated and Amended Certificate of Incorporation  (1)
         3.2   Restated and Amended Bylaws  (2)
         11    Computation of Income per Common and Common Equivalent Share  (3)
         27    Restated Financial Data Schedule  (3) (4)

   (b)   Reports on Form 8-K.

         None.

---------------------------------------

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

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CompUSA Inc.



Date:  March 23, 1998               By: /S/ JAMES E. SKINNER
                                        -------------------------------------
                                        James E. Skinner
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer and Authorized Officer)