Form 10-Q
period 1998-03-28
COMPUSA INC
filed 1998-05-12
CIK 880323

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                      OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO
                                             --------    --------

                        COMMISSION FILE NUMBER 1-11566

                                 COMPUSA INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                               75-2261497
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                14951 NORTH DALLAS PARKWAY, DALLAS, TEXAS 75240
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (972) 982-4000

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

     The registrant had 90,819,756 shares of common stock, $.01 per share par value, outstanding as of May 5, 1998.

================================================================================

                        PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at March 28, 1998 (unaudited)
               and June 28, 1997...........................................  3

          Consolidated Income Statements for the thirteen weeks
               and thirty-nine weeks ended March 28, 1998 and
               March 29, 1997 (unaudited)..................................  4

          Consolidated Statements of Cash Flows for the thirty-nine weeks ended March 28, 1998 and March 29, 1997 (unaudited).........  5

          Notes to Consolidated Financial Statements (unaudited)...........  6

     Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned and have each guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis and the Company does not consider such separate financial statements to be material to investors.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................ 10



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS................................................ 16

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................. 16

SIGNATURES................................................................. 17

EXHIBIT 11 - COMPUTATIONS OF EARNINGS PER SHARE............................ 18

                                 COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)


                                                                MARCH 28,         JUNE 28,
                                                                  1998              1997
                                                             --------------    --------------
                                                               (unaudited)
                                            ASSETS

Current assets:
   Cash and cash equivalents.................................    $  217,084        $  209,929
   Accounts receivable, net of allowance for doubtful
    accounts of $3,567 and $2,883 at March 28, 1998
    and June 28, 1997, respectively..........................       235,661           214,568
   Merchandise inventories...................................       624,524           501,426
   Prepaid expenses and other................................        25,396            18,521
                                                             --------------    --------------
       Total current assets..................................     1,102,665           944,444
Property and equipment, net..................................       228,268           170,801
Other assets.................................................         9,777             9,347
                                                             --------------    --------------
                                                                 $1,340,710        $1,124,592
                                                             ==============    ==============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................    $  639,471        $  483,548
   Accrued liabilities.......................................       111,762            93,794
   Current portion of capital lease obligations..............         1,439             3,139
                                                             --------------    --------------
       Total current liabilities.............................       752,672           580,481
Capital lease obligations....................................         1,985             2,458
Senior Subordinated Notes....................................       110,000           110,000
Deferred income taxes........................................         2,487             3,686
Commitments and contingencies................................            --                --
Stockholders' equity:
   Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued..................................            --                --
   Common stock, $.01 per share par value; 325,000,000
    shares authorized, with 93,243,907 shares issued at
    March 28, 1998; 200,000,000 shares authorized with
    91,763,372 shares issued at June 28, 1997................           932               918
   Paid-in capital...........................................       269,843           262,908
   Retained earnings.........................................       249,466           166,502
                                                             --------------    --------------
                                                                    520,241           430,328
   Less: Treasury stock, at cost, 1,717,427 shares at March
    28, 1998 and 316,627 shares at June 28, 1997.............       (46,675)           (2,361)
                                                             --------------    --------------
       Total stockholders' equity                                   473,566           427,967
                                                             --------------    --------------
                                                                 $1,340,710        $1,124,592
                                                             ==============    ==============

                            See accompanying notes.

                                 COMPUSA INC.

                        CONSOLIDATED INCOME STATEMENTS
                     (in thousands, except per share data)
                                  (unaudited)

                                                     THIRTEEN WEEKS ENDED                     THIRTY-NINE WEEKS ENDED
                                              ----------------------------------        ----------------------------------
                                                MARCH 28,            MARCH 29,            MARCH 28,            MARCH 29,
                                                  1998                 1997                 1998                 1997
                                              -------------        -------------        -------------        -------------

Net sales.............................          $1,451,819           $1,272,882           $4,100,356           $3,462,015
Cost of sales and occupancy costs.....           1,246,634            1,089,902            3,504,826            2,975,389
                                              -------------        -------------        -------------        -------------
   Gross profit.......................             205,185              182,980              595,530              486,626

Operating expenses....................             134,190              105,466              369,097              298,218
Pre-opening expenses..................                 513                  250                5,993                4,727
General and administrative expenses...              27,851               23,320               82,259               65,070
                                              -------------        -------------        -------------        -------------
   Operating income...................              42,631               53,944              138,181              118,611

Other expense (income):
 Interest expense.....................               3,045                3,102                9,141                9,136
 Other income, net....................              (1,778)              (2,355)              (5,862)              (5,956)
                                              -------------        -------------        -------------        -------------
                                                     1,267                  747                3,279                3,180
                                              -------------        -------------        -------------        -------------

Income before income taxes............              41,364               53,197              134,902              115,431
Income tax expense....................              15,926               20,482               51,938               44,442
                                              -------------        -------------        -------------        -------------
Net income............................          $   25,438           $   32,715           $   82,964           $   70,989
                                              =============        =============        =============        =============

Basic earnings per share..............               $0.28                $0.36                $0.91                $0.78
                                              =============        =============        =============        =============

Diluted earnings per share............               $0.27                $0.35                $0.87                $0.75
                                              =============        =============        =============        =============

Weighted average common shares........              91,518               91,110               91,527               90,665
                                              =============        =============        =============        =============

Weighted average common and
 common equivalent shares.............              94,692               94,450               95,238               94,576
                                              =============        =============        =============        =============


                            See accompanying notes.

                                 COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                     THIRTY-NINE WEEKS ENDED
                                                                   ----------------------------
                                                                    MARCH 28,         MARCH 29,
                                                                      1998              1997
                                                                   ---------          ---------
Cash flows provided by (used in) operating activities:
  Net income.............................................          $  82,964          $  70,989
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization.....................             34,695             25,664
       Changes in assets and liabilities:
         Increase in accounts receivable.................            (21,093)           (32,334)
         Increase in merchandise inventories.............           (123,098)          (226,214)
         Increase in prepaid expenses and other assets...             (9,176)            (7,606)
         Increase in accounts payable and accrued
          liabilities....................................            173,806            274,528
                                                                   ---------          ---------
            Net cash provided by operating activities....            138,098            105,027

Cash flows provided by (used in) investing activities:
  Capital expenditures...................................            (91,455)           (56,603)
  Other..................................................                145                294
                                                                   ---------          ---------
            Net cash used in investing activities........            (91,310)           (56,309)

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock.................              6,949              3,447
  Purchase of treasury stock.............................            (44,314)                --
  Sale of treasury stock to benefit plan.................                 --              1,233
  Payments under capital lease obligations...............             (2,268)            (3,924)
                                                                   ---------          ---------
            Net cash provided by (used in) financing
             activities..................................            (39,633)               756
                                                                   ---------          ---------
Net increase in cash and cash equivalents................              7,155             49,474
Cash and cash equivalents at beginning of period.........            209,929            207,614
                                                                   ---------          ---------
Cash and cash equivalents at end of period...............          $ 217,084          $ 257,088
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


2.   EQUITY

     The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the preparation of the financial statements included in the Quarterly Report on Form 10-Q for the thirteen weeks ended December 27, 1997. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS 128. Basic earnings per share has been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. For the periods presented, the diluted earnings per share amounts are the same as the earnings per share amounts previously reported by the Company

     In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of March 28, 1998, the Company had purchased 1.4 million shares of Common Stock, to be held as treasury stock, for approximately $44.3 million (approximately $31.59 per share), pursuant to the September 1997 authorization. In the fourth quarter of fiscal 1998, the Company purchased an additional 790,000 shares of Common Stock to be held as treasury stock, for approximately $15.7 million (approximately $19.80 per share) and, as a result, no additional treasury stock purchases can currently be made by the Company.

                                 COMPUSA INC.

                                  (unaudited)

3.   COMMITMENTS AND CONTINGENCIES

     On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. The action alleges various violations of the federal securities laws. Damages have not been specified. The Company believes the claims are without merit and intends to vigorously defend against such charges. In addition, the Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to the results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.


4.   SUBSIDIARY GUARANTEES

     The Company's 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                  AS OF AND FOR THE
                                               THIRTY-NINE WEEKS ENDED
                                         -----------------------------------
                                            MARCH 28,            MARCH 29,
                                              1998                 1997
                                         --------------       --------------
                                                   (in thousands)

Intercompany receivables................   $  195,216           $   46,871
Other current assets....................      454,756              445,210
Noncurrent assets.......................      190,785              129,585
Intercompany payables...................       17,466               45,756
Other current liabilities...............      275,957              149,169
Long-term debt and liabilities..........        1,972                2,199
Net sales...............................    2,788,990            2,443,100
Intercompany revenues...................      159,361              153,263
Costs and expenses......................    2,701,041            2,377,246
Intercompany expenses...................      104,925              107,598
Net income..............................       87,567               68,584

     In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

                                  COMPUSA INC.

                                  (unaudited)

5.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                          THIRTY-NINE WEEKS ENDED
                                          -----------------------
                                          MARCH 28,     MARCH 29,
                                            1998          1997
                                          ---------     ---------
                                              (in thousands)

Cash paid during the periods for:
     Interest..........................     $ 5,634       $ 5,823
     Income taxes......................      47,784        36,537

Investing activities not affecting
 cash are as follows:
     Additions to property and
      equipment under capital leases...     $    95       $   648

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards requiring public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the annual disclosure requirements in the preparation of its Annual Report on Form 10-K for fiscal 1999 while the quarterly disclosure requirements will be adopted in fiscal 2000. Management has not completed its review of SFAS No. 131 and has not determined the impact on the Company's financial statement disclosures.


7.   CREDIT AGREEMENT

     Effective March 12, 1998, the Company entered into a new three-year unsecured revolving credit agreement (the "Credit Agreement") with a consortium of thirteen banks that provides for borrowings and letters of credit up to a maximum of $300 million, with letters of credit not to exceed $100 million in the aggregate. The Credit Agreement replaces a previous $150 million unsecured credit agreement. The funds available under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full. At March 28, 1998, the Company had no borrowings outstanding under the Credit Agreement.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of March 28, 1998) or a rate based on the London Interbank Offering Rate (LIBOR) ranging from 5.7% to 5.8% as of March 28, 1998, plus a specified margin, currently 0.75%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

                                 COMPUSA INC.

                                  (unaudited)

7.   CREDIT AGREEMENT (CONTINUED)

     The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth. The Credit Agreement imposes certain limitations on indebtedness, liens, and mergers and consolidations. The Credit Agreement also limits the Company's ability to pay dividends and purchase shares of Common Stock. As of March 28, 1998, the Company has approximately $75.3 million available to pay dividends and purchase Common Stock pursuant to the provisions of the Credit Agreement. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all subsidiaries of the Company. However, the Credit Agreement allows the Company to designate one or more of its subsidiaries to be free from most of the restrictions under the Credit Agreement so long as no default will exist and such subsidiaries do not contribute more than 10% of the Company's consolidated cash flow or hold more than 10% of the Company's consolidated assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market in the first quarter of fiscal 1998 with its CompUSA PC(TM) brand personal computers involves significant additional risks, including without limitation failure to achieve customer acceptance of the new products and substantial dependence on third parties for product quality and reliability and timely fulfillment of customer orders. All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

GENERAL

     All references herein to "fiscal 1998" relate to the fifty-two weeks ending June 27, 1998, and references to "fiscal 1997" relate to the fifty-two weeks ended June 28, 1997. In addition, all references herein to "third quarter of fiscal 1998" and "first nine months of fiscal 1998" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 28, 1998, and all references to "third quarter of fiscal 1997" and "first nine months of fiscal 1997" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 29, 1997.

     The following table sets forth certain operating data for the Company:

                                         THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                        ----------------------   -----------------------
                                        MARCH 28,    MARCH 29,   MARCH 28,     MARCH 29,
                                          1998         1997        1998          1997
                                        ---------    ---------   ---------     ---------

Stores open at end of period.......         150          123         150           123
Stores opened during the period....           2            1          21            18
Stores relocated during the period.          --           --           2            --
Average net sales per gross square
 foot(1)(2)........................        $343         $372      $1,023        $1,061
Comparable store sales
 increase(2)(3)....................         1.2%         5.6%        5.2%          4.6%

--------------------

(1) Calculated using net sales divided by gross square footage of the Company's Computer Superstores(SM) open at the end of the period, weighted by the number of months open during the period.
(2) Net sales for purposes of the above calculations are comprised of net sales generated from Computer Superstores, as well as the Company's national accounts group, but exclude mail order sales.
(3) Comparable store sales are net sales for Computer Superstores open the same number of months in both the indicated and previous period, including stores that were relocated or expanded during either period.

     The Company believes the opening of additional Computer Superstores in existing markets has resulted in some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. The resulting diversion of sales from existing stores may adversely affect the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets and create efficiencies in advertising and management and is, therefore, in the Company's long-term best interest.

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

                                         THIRTEEN WEEKS ENDED    THIRTY-NINE WEEKS ENDED
                                        ----------------------   -----------------------
                                        MARCH 28,    MARCH 29,   MARCH 28,     MARCH 29,
                                          1998         1997        1998          1997
                                        ---------    ---------   ---------     ---------

Net sales..........................       100.0%       100.0%      100.0%        100.0%
Cost of sales and occupancy costs..        85.9         85.6        85.5          85.9
                                        ---------    ---------   ---------     ---------
Gross profit.......................        14.1         14.4        14.5          14.1
Operating expenses.................         9.2          8.3         9.0           8.6
Pre-opening expenses...............         0.1          0.1         0.1           0.2
General and administrative expenses         1.9          1.8         2.0           1.9
                                        ---------    ---------   ---------     ---------
Operating income...................         2.9          4.2         3.4           3.4
Interest expense and other income,
 net...............................         0.1           --         0.1           0.1
                                        ---------    ---------   ---------     ---------
Income before income taxes.........         2.8          4.2         3.3           3.3
Income tax expense.................         1.0          1.6         1.3           1.2
                                        ---------    ---------   ---------     ---------
Net income.........................         1.8%         2.6%        2.0%          2.1%
                                        =========    =========   =========     =========

THIRD QUARTER ENDED MARCH 28, 1998, COMPARED WITH THE THIRD QUARTER ENDED MARCH 29, 1997

     Net sales for the third quarter of fiscal 1998 increased 14.1% to $1.45 billion from $1.27 billion for the third quarter of fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the third quarter of fiscal 1997 and an increase in comparable store sales of 1.2%. However, in the third quarter of fiscal 1998, average net sales per Computer Superstore declined approximately 6% from the third quarter of fiscal 1997. The Company believes average net sales per Computer Superstore were negatively impacted by an increase in the percentage of the Company's stores open for less than two years. In general, less mature stores generate lower sales than more mature stores. Despite an increase in the number of personal computer systems sold in the third quarter of fiscal 1998, the Company believes sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, as well as increased sales of lower-end computer systems. In addition, the Company believes that sales were negatively impacted in the third quarter of fiscal 1998 by a softening of demand in the corporate sector.

     Gross profit was $205 million, or 14.1% of net sales, in the third quarter of fiscal 1998, compared with $183 million, or 14.4% of net sales, in the third quarter of fiscal 1997. Management believes that the decline in gross margin in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 is due, in part, to lower product margins, costs associated with the CompUSA PC line of build-to-order personal computers, and the deleveraging of occupancy costs, which are generally fixed in nature. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandising sales.

     Operating expenses were $134 million, or 9.2% of net sales, in the third quarter of fiscal 1998, compared with $105 million, or 8.3% of net sales, in the third quarter of fiscal 1997. In the third quarter of fiscal 1998, net advertising expense and other operating expenses increased as a percentage of net sales, compared with the third quarter of fiscal 1997. Net advertising expense increased as a percentage of net sales in the third quarter of fiscal 1998 due to a lower rate of sales growth experienced in the quarter. The increase in other operating expenses as a percentage of net sales is due primarily to the deleveraging of facilities expenses, an increase in the ratio of service revenues to total revenues, and costs associated with the Company's efforts to expand certain of its businesses. These increases were partially offset by lower incentive compensation. Facilities expenses are generally fixed in nature and deleveraged in the third quarter of fiscal 1998 as a result of lower average net sales per store. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

     Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In the third quarter of fiscal 1998, the Company incurred $513,000 in pre-opening expenses in connection with the opening of two Computer Superstores, compared with $250,000 in pre-opening expenses incurred in the third quarter of fiscal 1997 in connection with the opening of one store.

     General and administrative expenses of $27.9 million, or 1.9% of net sales, in the third quarter of fiscal 1998, remained relatively constant as a percentage of net sales compared with $23.3 million, or 1.8% of net sales, in the third quarter of fiscal 1997. The increase in general and administrative expenses as a percentage of net sales was primarily due to the deleveraging of corporate facilities expenses, which are generally fixed in nature, and costs associated with the Company's efforts to expand certain of its businesses as well as to develop new business opportunities. These increases were partially offset by lower incentive compensation.

     Interest expense and other income, net, was $1.3 million in the third quarter of fiscal 1998 compared with $747,000 in the third quarter of fiscal 1997. The increase in interest expense and other income, net, is primarily due to lower interest income earned on lower average investment levels in the third quarter of fiscal 1998. See "--Liquidity and Capital Resources."

     The Company's effective tax rate was 38.5% for both the third quarter of fiscal 1998 and the third quarter of fiscal 1997.

     As a result of the above, net income for the third quarter of fiscal 1998 was $25.4 million, or $.27 per diluted share, compared with net income of $32.7 million, or $.35 per diluted share, for the third quarter of fiscal 1997.

NINE MONTHS ENDED MARCH 28, 1998, COMPARED WITH THE NINE MONTHS ENDED MARCH 29, 1997

     Net sales for the first nine months of fiscal 1998 increased 18.4% to $4.10 billion from $3.46 billion for the first nine months of fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the first nine months of fiscal 1997 and an increase in comparable store sales of 5.2%. However, average net sales per Computer Superstore for the first nine months of fiscal 1998 declined approximately 3% from the first nine months of fiscal 1997. The Company believes that average net sales per Computer Superstore were negatively impacted by an increase in the percentage of the Company's stores open for less than two years. In general, less mature stores generate lower sales than more mature stores. Despite an increase in the number of personal computer systems sold in the first nine months of fiscal 1998, the Company believes sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, as well as increased sales of lower-end computer systems.

     Gross profit was $596 million, or 14.5% of net sales, in the first nine months of fiscal 1998, compared with $487 million, or 14.1% of net sales, in the first nine months of fiscal 1997. The increase in gross margin was primarily due to higher product margin and an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales. The foregoing factors were partially offset by costs associated with the CompUSA PC line of build-to-order personal computers and the decline in average net sales per Computer Superstore that resulted in the deleveraging of occupancy costs, which are generally fixed in nature.

     Operating expenses were $369 million, or 9.0% of net sales, in the first nine months of fiscal 1998, compared with $298 million, or 8.6% of net sales, in the first nine months of fiscal 1997. In the first nine months of fiscal 1998, net advertising expense decreased as a percentage of net sales and other operating expenses increased as a percentage of net sales. The decrease in net advertising expense as a percentage of net sales resulted primarily from increased vendor participation. The increase in other operating expenses as a percentage of net sales is due primarily to the deleveraging of facilities expenses, an increase in the ratio of service revenues to total revenues, and costs associated with the Company's efforts to expand certain of its businesses. These increases were partially offset by lower incentive compensation. Facilities expenses are generally fixed in nature and deleveraged in the third quarter of fiscal 1998 as a result of lower average net sales per store. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

     Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. In the first nine months of fiscal 1998, the Company incurred $6.0 million in pre-opening expenses in connection with the opening of 21 Computer Superstores and the relocation of two stores, compared with $4.7 million in pre-opening expenses incurred in the first nine months of fiscal 1997 in connection with the opening of 18 new stores.

     General and administrative expenses of $82.3 million, or 2.0% of net sales, in the first nine months of fiscal 1998, remained relatively constant as a percentage of net sales compared with $65.1 million, or 1.9% of net sales, for the first nine months of fiscal 1997. The increase in general and administrative expenses as a percentage of net sales was primarily due to the deleveraging of corporate facilities expenses, which are generally fixed in nature, and costs associated with the Company's efforts to expand certain of its businesses as well as to develop new business opportunities. These increases were partially offset by lower incentive compensation.

     Interest expense and other income, net, of $3.3 million, or 0.1% of net sales, in the first nine months of fiscal 1998 remained relatively constant as a percentage of net sales compared with $3.2 million, or 0.1% of net sales, in the first nine months of fiscal 1997. See "--Liquidity and Capital Resources."

     The Company's effective tax rate was 38.5% for both the first nine months of fiscal 1998 and the first nine months of fiscal 1997.

     As a result of the above, net income for the first nine months of fiscal 1998 was $83.0 million, or $.87 per diluted share, compared with net income of $71.0 million, or $.75 per diluted share, for the first nine months of fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 28, 1998, total assets were $1.34 billion, $1.10 billion of which were current assets, including $217 million of cash and cash equivalents. Net cash provided by operating activities for the first nine months of fiscal 1998 was $138 million, compared with net cash provided by operating activities of $105 million for the first nine months of fiscal 1997.

     Approximately three-fourths of the Company's net sales during the third quarter of both fiscal 1998 and fiscal 1997 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

     Merchandise inventories increased to $625 million at March 28, 1998 from $501 million at June 28, 1997. The increase in merchandise inventories is primarily attributable to inventories at the 21 Computer Superstores opened in the first nine months of fiscal 1998 and higher inventories at the Company's distribution and configuration facilities. On a per store basis, inventory declined to $4.0 million per store from $4.9 million per store a year ago.

     Capital expenditures during the first nine months of fiscal 1998 were $91.5 million, of which $21.7 million were for fiscal 1998 new stores and $19.1 million were for existing stores, compared with $56.6 million of capital expenditures during the first nine months of fiscal 1997, of which $15.3 million were for fiscal 1997 new stores and $18.5 million were for existing stores. In addition to capital expenditures incurred in connection with new stores, the Company incurred capital expenditures in the first nine months of fiscal 1998 and fiscal 1997 related to improvements in information systems and additions to property and equipment at the Company's corporate facilities. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. During fiscal 1998, the Company plans to open approximately 32 new Computer Superstores and anticipates total capital expenditures of approximately $100 to $120 million. The Company believes its available cash and cash equivalents and vendor and bank financing are sufficient to satisfy its short-term capital requirements.

     The Company has an unsecured $300 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in March 2001. The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth and restricts, among other things, the Company's ability to incur additional indebtedness. However, the Credit Agreement allows the Company to securitize up to $200 million of certain assets. See Note 7 of Notes to Consolidated Financial Statements. At March 28, 1998, the Company had no borrowings outstanding under the Credit Agreement. The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

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

     The Company has also initiated communications with its significant suppliers and customers to determine the extent to which system interfaces with such entities are vulnerable to Year 2000 issues and whether the products purchased from or by such entities are Year 2000 compliant.

     The Company believes that the costs to modify its systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $5.0 million, which expenditures will be funded from operating cash flows. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if modifications and conversions are not made as they are identified, or are not completed timely, there can be no assurance that the Year 2000 issues will not have a material impact on the Company or adversely affect the Company's relationships with customers, suppliers, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or business.

     The costs of the efforts to be expended by the Company and the date on which the Company believes it will complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events. There can be no assurance that these estimates will be achieved and actual results could differ materially from those currently anticipated.

                                    PART II

ITEM 1.   LEGAL PROCEEDINGS

     Note 3 of the Notes to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 3 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          3.1    Restated and Amended Certificate of Incorporation. (1)
          3.2    Restated and Amended Bylaws. (2)
          10.1   $300,000,000 Amended and Restated Credit Agreement dated March
                 12, 1998, among the Company, certain lenders and NationsBank of
                 Texas, N.A., as administrative lender. (3)
          11     Computations of Earnings Per Share. (3)
          27.1   Financial Data Schedule for the thirty-nine weeks ended
                 March 28, 1998. (4)
          27.2   Restated Financial Data Schedules for the thirty-nine weeks ended March 29, 1997 and March 23, 1996. (4)

     (b)  Reports on Form 8-K.

          None.



--------------------

     (1) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997 and incorporated herein by reference.
     (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994 and incorporated herein by reference.
     (3)  Filed herewith.
     (4)  Included with EDGAR version only.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CompUSA Inc.



Date:  May 12, 1998     By:    /s/  James E. Skinner
                           -----------------------------------------------------
                               James E. Skinner
                               Executive Vice President, Chief Financial Officer
                               and Treasurer
                               (Principal Financial and Accounting Officer and
                               Authorized Officer)