Form 10-K
period 1998-06-27
COMPUSA INC
filed 1998-09-23
CIK 880323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 27, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11566
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                      ON WHICH REGISTERED
------------------------------------------------  -----------------------------
Common Stock, $.01 per share par value               New York Stock Exchange
9 1/2% Senior Subordinated Notes Due 2000            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 7, 1998 was $773,864,008. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

    The registrant had 90,936,442 shares of common stock, $.01 per share par value, outstanding as of September 7, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held November 4, 1998 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

  Item 1.      Business....................................................................................           1

  Item 2.      Properties..................................................................................           7

  Item 3.      Legal Proceedings...........................................................................           8

  Item 4.      Submission of Matters to a Vote of Security Holders.........................................           8

PART II

  Item 5.      Market for the Company's Common Equity and Related Stockholder Matters......................           9

  Item 6.      Selected Financial Data.....................................................................          10

  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......          11

  Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...................................          20

  Item 8.      Financial Statements and Supplementary Data.................................................          20

  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          20

PART III

  Item 10.     Directors and Executive Officers of the Company.............................................          21

  Item 11.     Executive Compensation......................................................................          21

  Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................          21

  Item 13.     Certain Relationships and Related Transactions..............................................          21

PART IV

  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................          22

               Signatures..................................................................................          26

  Index to Consolidated Financial Statements...............................................................         F-1

                                     PART I

ITEM 1.  BUSINESS

    CompUSA Inc. ("CompUSA" or the "Company") is one of the leading retailers and resellers of personal computers and related products and services, principally through its Computer Superstores-SM- located throughout the United States. Although retail sales through its Computer Superstores are the largest component of the Company's business, its stores also fulfill the principal marketing, product, and service functions of the Company's other businesses, including direct sales to corporate, government, and education customers and training and technical services.

    The Company opened its first retail store in April 1985 and its first Computer Superstore in April 1988. As of June 27, 1998, the Company operated 162 Computer Superstores averaging approximately 27,000 square feet in 73 metropolitan areas in 40 states. In fiscal 1998, the Company's stores achieved average sales per square foot of $1,290. The Company plans to open approximately 15 to 20 Computer Superstores in fiscal 1999. In fiscal 1998, the Company tested a "small market" store concept by opening five stores ranging from 6,000 to 15,000 square feet in markets with populations of approximately 40,000 to 150,000 people.

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

    On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation for approximately $211 million, payable in a note and cash. The purchase price is subject to certain post-closing adjustments based on the completion of an audit of Computer City's balance sheet as of the closing date. The sale will be accounted for under the purchase accounting method. The acquired operations include 96 retail stores located in the United States, including two locations that had not opened, 58 of which the Company currently intends to close upon completion of the liquidation of the inventories in those stores. The acquired operations also include seven retail stores in Canada, none of which the Company currently intends to close, and six corporate sales and/or training offices, five of which the Company currently intends to close. The Company also acquired a call center and a technical configuration center located in the Dallas/Ft. Worth area, both of which the Company currently intends to operate. The acquired stores in the United States will be operated under the "CompUSA" name, while those in Canada will continue to be operated under the "Computer City" name. All of the acquired stores that will be operated by the Company will continue to offer personal computers and related products and services and will be converted to the Company's format and merchandise mix.

    As of September 15, 1998, the Company operated 200 CompUSA Computer Superstores in 79 metropolitan areas in 40 states (excluding the 58 Computer City stores that the Company intends to close) and seven Computer City stores in Canada. In addition, the Company operates seven "small market" concept stores.

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

MERCHANDISE

    The Company offers thousands of personal computer hardware and software and related products and accessories as an essential component of its merchandising strategy. In addition to its in-store selection, which the Company believes is sufficiently broad to satisfy the needs of most of its customers, CompUSA offers customers the ability to special order approximately 30,000 additional products. Although prices for products and services are typically determined centrally, local personnel regularly compare these centrally determined prices with publicly available information regarding prices of competitors, and managers have the authority to adjust prices in response to local competitive conditions within guidelines established and controlled centrally. Additionally, prices for special order items are established at each store. Major types of products offered are as follows:

    HARDWARE. Hardware products include desktop and laptop model personal computers; peripherals, such as printers, modems, monitors, data storage devices, add-on circuit boards, and connectivity products; certain business machines, such as facsimile machines, video conferencing equipment, and other related equipment and supplies; and certain electronics products such as digital cameras, hand-held personal computers, pagers, cellular phones, calculators, and virtual reality accessories. Major vendors include 3-Com, Apple, Canon, Compaq, Epson, Hewlett-Packard, IBM, Maxtor, NEC, Packard Bell, Sony, Texas Instruments, and Toshiba.

    In the first quarter of fiscal 1998, the Company introduced the "CompUSA PC-TM-" brand of desktop personal computers. The CompUSA PC products are manufactured exclusively for the Company by third-party manufacturers and built to customers' specifications. Customers are able to place their orders through the Company's Computer Superstores as well as through CompUSA Direct, using the Company's toll-free telephone number, 1-800-COMPUSA, or its web site, www.compusa.com. Upon manufacture, the personal computers are shipped directly to the customers from the manufacturer.

    SOFTWARE. The Company sells over 2,000 different software packages in the business and personal productivity, entertainment, education, utility, language, and reference categories. Major vendors include Broderbund, Claris, Disney, IBM, Intuit, Lotus, Microsoft, Netscape, Novell, Soft Key, and Symantec.

    ACCESSORIES. Accessories sold by the Company include a broad range of personal computer-related items and supplies such as peripherals, CD-ROM drives, sound cards, media storage, and other computer-related supplies. Major vendors include 3M, Avery, Curtis, Daisytek, Fellowes, Gemini, Globe, Hewlett-Packard, Iomega, Kensington, Microsoft, Sony, and Western Digital.

DIRECT SALES

    The Company believes that its presence in 79 metropolitan areas, broad product assortment, competitive pricing, customer service, and training and technical services position it to serve the diverse needs of corporate, government, education, and mail order customers by offering a "total solution" to their personal computing needs. CompUSA targets these customers primarily through direct solicitations, telemarketing sales, and catalogs. Direct sales are fulfilled by the Company from the on-hand inventories in its Computer Superstores, from its distribution and configuration facility located in the Dallas/Fort Worth area, consisting of approximately 143,500 square feet of distribution space and 32,500 square feet of configuration space, or from CompUSA Direct's distribution and configuration facility in Marlborough, Massachusetts, and with respect to its CompUSA PC brand, from the third-party manufacturers' facilities.

    CORPORATE. All of the Company's stores have corporate sales groups that solicit potential corporate customers and offer phone ordering, delivery, business credit, leasing, and other services, including a corporate assistance window for merchandise pickup and technical assistance. The Company offers volume purchase and national account agreements to qualified major customers. The Company's corporate sales group markets on the basis of overall merchandise selection, pricing, and service along with classroom training and technical services. Larger customers are assigned specific account executives who manage the Company's relationships with these customers. Account managers process the orders from each location.

    GOVERNMENT AND EDUCATION. The government and education sales group markets to federal, state, and local governments, government related entities, and the education market, both directly and as a supplier to systems integrators and other contractors.

    Over 10,000 products sold by the Company, from over 75 vendors, have been approved by the Federal General Services Administration ("GSA") on the fiscal 1996-1999 GSA schedule, making such products eligible for purchase by federal agencies and certain state and local governments. In addition to products listed on the GSA schedule, the Company also sells to government customers via the federal procurement card, electronic order placement via the Internet, and state, county, and city contracts. The Company is also an approved training and service vendor on the GSA schedule.

    To address the needs of its education customers, CompUSA assigns an account manager to each of its education accounts. In addition to product purchases, schools can contract with CompUSA for technical services including upgrades, network design, maintenance, and telephone help desk support, as well as computer training courses for students, faculty, and administration.

    MAIL ORDER. CompUSA Direct is a direct marketer of brand-name personal computers and peripherals, primarily to small to medium-size businesses, individuals, and corporate customers pursuant to employee purchase programs and other major fulfillment programs. The mission of CompUSA Direct is to provide its customers with the broad product selection of the Company's Computer Superstores, the value and convenience of a direct marketer, and superior service. CompUSA Direct's mail order fulfillment and call center is located in CompUSA Direct's 55,000 square foot distribution and configuration facility in Marlborough, Massachusetts, while advertising and merchandising functions are centralized at CompUSA's corporate headquarters.

    CompUSA Direct maintains a central call center for telephone orders. By dialing 1-800-COMPUSA toll-free, customers nationwide can order from a selection of more than 50,000 personal computers and related products. CompUSA Direct customers can pick up orders, return and exchange purchases, or receive technical service at any CompUSA Computer Superstore nationwide. CompUSA Direct also provides convenient and affordable delivery and installation, as well as custom configuration. In addition, customers who purchase complete personal computer systems receive toll-free technical support.

    CompUSA mail order customers can also place orders via the Internet by visiting the CompUSA web site, located at www.compusa.com. Featuring a "virtual Computer Superstore," the CompUSA web site offers an extensive product catalog, information about CompUSA, and links to vendor web sites.

    Substantially all of CompUSA's advertisements, including its color circulars, feature the Company's toll-free 1-800-COMPUSA telephone number. The Company advertises major brands of personal computer hardware, software, accessories, and supplies, as well as its full service offerings of training and technical services in computer journals, magazines, catalogs, and many other publications.

SERVICES

    TRAINING. The Company offers training for customers in classroom facilities located in all of the Company's Computer Superstores. Classes are offered for a variety of application and advanced technology software. A Computer Superstore typically has from one to three classrooms, each equipped with a personal computer for each participant. In total, the Company has over 500 classrooms in or adjacent to its stores. Most classrooms accommodate 12 to 14 students and each store offers approximately five to six full-day classes in each classroom per week. The Company's instructors receive periodic training both from software vendors and from the Company on new technology as well as instructional skills development. In addition, the Company provides training at customers' facilities or at other off-site locations.

    The Company offers classroom training for all popular software applications, including networking and the Internet. In addition, the Company offers computer-based training and computerized skills assessment as well as training delivered via satellite and the Internet. The Company also offers project management services to facilitate the registration of students and reporting of training classes taken.

    TECHNICAL SERVICES. The Company provides its customers with numerous technical services. Services provided at each location include computer upgrades, custom configurations, networking, diagnostic testing, maintenance, repair, and delivery and installation. The Company also performs repairs for third-party service centers and extended service plan providers under national service agreements. The Company is a vendor-authorized service provider for Apple, Compaq, Epson, Hewlett-Packard, IBM, Microsoft, NEC, Novell, Packard Bell, Toshiba, and other leading manufacturers.

    In July 1998, the Company opened a new 1,000-plus seat call center facility in Plano, Texas offering a wide range of inbound and outbound services. The facility is divided into the sales and customer service department and the technical support department to offer high-volume call capacity and fully customizable sales, technical support, and customer support services for businesses of all sizes. The call center's sales and customer service group offers custom-designed inbound/outbound services for third-party, personal computer-related manufacturers and software publishers. In addition, this group provides customer service telephone support for CompUSA's retail and business customers. CompUSA's technical support group offers a full menu of technical support outsourcing and help desk services for third parties, while also functioning as the support center for CompUSA's "tech-service-by-phone" offerings. The Technical Support group gives personal computer users three flexible tech-service-by-phone options. The "Dial-A-Tech" option is a technical service card which offers the customer unlimited technical service calls within a specified time period (90, 180, 365 days). Customers that select CompUSA's "per incident" tech service option (1-888-NOW-TECH) are charged a flat rate of $24.95 per call. Customers that prefer to be charged by-the-minute can call 1-900-CALL-COMP for technical support at a rate of $2.49 per minute (first minute is free). Each of these services is provided 24 hours a day, seven days a week.

    In addition to the store technical services departments in its Computer Superstores, the Company has outbound technical support and CompUSA Integrated Services ("CIS") teams supporting 20 major markets. These CIS teams are designed to provide on-site services for corporate, government, and education customers. Services include product consultation, evaluation, design, system configuration, installation, testing, upgrades, maintenance, and repairs. Other CIS team support functions include telephone help-desk services, on-site technicians, inventory control, asset management, customized training, and 24-hour emergency response. The Company also sells various extended service contracts that are administered and insured by an independent third party. Hardware customers whose purchases are still under manufacturers' warranties may call the Company for technical support at no charge for the first 30 days after purchase.

PURCHASING, VENDOR SELECTION, AND PRODUCT OBSOLESCENCE

    The Company manages the purchase and replenishment of all store merchandise centrally. The inventory management department makes all purchases and directs merchandise transportation and transfers between the Company's facilities. The Company purchases a majority of its merchandise inventory directly from manufacturers, supplemented with purchases from distributors. Manufacturers and distributors ship merchandise inventories directly to the Company's stores, the Company's Dallas/Fort Worth area central distribution and configuration facility, CompUSA Direct's centralized distribution facility in Marlborough, Massachusetts, and the five regional cross-dock facilities utilized by the Company that consolidate vendor shipments and transfer merchandise to the stores. Substantially all inventory is held at the Company's stores.

    The Company considers numerous factors in vendor selection, including customer demand, product availability, product performance, price, and credit terms. The Company believes that its significant purchase volumes generally allow it to acquire products at or near the lowest prices available. The Company has maintained long-term relationships with vendors but does not have material long-term contracts or commitments with any of them. Brand names and individual products are important to the Company's business. In fiscal 1998, purchases of products manufactured by each of Hewlett-Packard Company and Compaq Computer Corporation constituted in excess of 10% of the Company's aggregate purchases.

    Components used in CompUSA PC personal computers are purchased by third-party manufacturers engaged by the Company from vendors approved by CompUSA. Component and spare parts inventories are maintained at the third-party manufacturers' facilities. Because these personal computers are built to customers' specifications, no significant inventory of finished products is maintained.

    As a retailer of personal computer products, the Company's exposure to product obsolescence and technological advances is less than that faced by manufacturers of such products. Substantially all of the Company's major vendors, either contractually or as a result of the vendor following industry practices, have reduced the Company's exposure to inventory obsolescence by providing favorable provisions, including price protection, stock balancing privileges, and other return privileges, subject to restrictions and limitations in certain circumstances, and promotional allowances for most products purchased. The Company has also entered into agreements with certain vendors that limit the Company's return privileges in exchange for additional purchase rebates. The Company further reduces technology and obsolescence risk through inventory management policies designed to maximize rapid inventory turnover. In fiscal 1998, the Company turned its inventory 7.2 times. A reduction in, or the discontinuation of, current vendor practices related to price protection, stock balancing privileges, and other return privileges or a significant decline in the Company's inventory turnover rate could expose the Company to product obsolescence risks which could have a material adverse effect on the Company. There can be no assurance that vendors will not change these provisions and privileges to the Company's detriment in the future.

CREDIT

    CompUSA extends credit to qualified corporate, government, education, and mail order customers, generally pursuant to 30-day payment terms. CompUSA makes available revolving credit payment terms to corporations and individual consumers through private label credit card programs, which are provided by independent financial services companies. In addition, the Company accepts most major credit cards, including Visa, Mastercard, American Express, Diners Club, and Discover Card.

    The Company has third-party leasing programs pursuant to which the Company refers corporations and individual consumers desiring financing to independent leasing companies that purchase the specified equipment and lease it directly to these customers.

SEASONALITY

    Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 15 of Notes to Consolidated Financial Statements.

PERSONNEL

    The Company considers its relationship with its employees to be excellent. None of the Company's employees are covered by collective bargaining agreements. At September 15, 1998, the Company employed approximately 13,700 full-time and 4,900 part-time employees (excluding approximately 2,300 employees at the Computer City stores that the Company currently intends to close).

INDUSTRY AND COMPETITION

    The Company believes that unit sales of personal computers and related products and services have increased as a result of the following factors: (i) growth of the service/information-based sector of the economy; (ii) improvements in personal computer hardware performance and new software applications; (iii) the emergence of industry standards and component compatibility; (iv) reductions in prices of hardware and software; (v) increased user familiarity with personal computers; (vi) the replacement of obsolete hardware, software and peripherals;
(vii) increased consumer awareness created, in part, by the "information superhighway" and Internet capabilities; (viii) office automation and the reengineering of the workplace; and (ix) the integration of personal computers into the educational curricula for students at all grade levels. The Company also believes that as higher performance personal computers continue to become available at even more attractive prices, the market for personal computers and related products and services should continue to grow.

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

    The Company competes with a large number and variety of resellers of personal computers and related products and services in various businesses. In the retail business, the Company primarily competes with other large format computer retailers, large format consumer electronics and office supply retailers, mail order houses, mass merchants, discounters, specialty electronics retailers, software specialty retailers, manufacturers and distributors that sell directly to the public, and other personal computer retailers. In the corporate, government, and education businesses, the Company primarily competes with outbound dealers, manufacturers, value-added resellers, other large format computer retailers, large format office supply retailers, and general office equipment retailers. In the mail order business, the Company competes with mail order houses, manufacturers and distributors that sell directly to the public through the use of mail order catalogs, general trade publications or the Internet, and other large format computer retailers. In the training business, the Company primarily competes with various local, regional, and national chains of training centers and other large format computer retailers. In the technical services business, the Company primarily competes with other large format computer retailers, manufacturers, various other computer retailers, specialty electronics retailers, and large format consumer electronics and office supply retailers.

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

TRADEMARKS AND SERVICE MARKS

    The Company conducts its business in the United States under the trade names "CompUSA," "CompUSA The Computer Superstore," "CompUSA Direct," and "CompUSA PC." In Canada, the Company conducts business under the trade names "Computer City" and "Computer City Direct." The Company holds United States federal registrations for "CompUSA," "CompUSA The Computer Superstore," "CompUSA Direct," and other marks, and has applied for United States federal registrations for several other trademarks and service marks, including "CompUSA PC." The Company has also registered trademarks and service marks in numerous foreign countries. The Company pursues a program of registering and enforcing its trademarks and service marks in the United States and throughout the world.

    The Company sells products under various trademarks and service marks and uses various trade names to which reference is made in this Annual Report that are the property of others.

ITEM 2.  PROPERTIES

    At September 15, 1998, the Company operated 200 CompUSA Computer Superstores in 79 metropolitan areas in the 40 states listed below (excluding the 58 Computer City stores that the Company currently intends to close) and seven Computer City stores in Canada.

                                                NUMBER OF                                                    NUMBER OF
STATE                                            STORES      STATE                                            STORES
--------------------------------------------  -------------  --------------------------------------------  -------------
Alabama.....................................            1    Minnesota...................................            4
Alaska......................................            1    Mississippi.................................            1
Arizona.....................................            6    Missouri....................................            3
California..................................           30    Nevada......................................            3
Colorado....................................            5    New Hampshire...............................            1
Connecticut.................................            3    New Jersey..................................           10
Delaware....................................            1    New Mexico..................................            1
Florida.....................................           18    New York....................................            9
Georgia.....................................            8    North Carolina..............................            4
Hawaii......................................            2    Ohio........................................            7
Idaho.......................................            1    Oklahoma....................................            2
Illinois....................................            7    Oregon......................................            2
Indiana.....................................            1    Pennsylvania................................            4
Iowa........................................            1    Rhode Island................................            1
Kansas......................................            2    Tennessee...................................            4
Kentucky....................................            2    Texas.......................................           20
Louisiana...................................            2    Utah........................................            3
Maryland....................................            5    Virginia....................................            5
Massachusetts...............................            7    Washington..................................            6
Michigan....................................            5    Wisconsin...................................            2

    All but four of the Company's stores are leased or subleased by the Company with lease terms expiring between 1998 and 2019. In most instances, the Company has renewal options at increased rents. Four stores are owned by the Company. The Company's stores range in size from 11,300 to 58,800 square feet and average approximately 26,000 square feet. The Company's headquarters, located in Dallas, Texas, occupies approximately 196,000 square feet of leased space. The initial lease term for the Company's headquarters has approximately five years remaining and the Company has renewal options at increased rents. In addition, the Company leases call center, distribution, warehouse, and office space that aggregates approximately 1,085,000 square feet and is subject to leases expiring at various dates through 2013. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. The action alleges various violations of federal securities laws. Damages have not been specified. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case effectively consolidating the two cases. The Company believes the claims are without merit and intends to vigorously defend against such charges. In addition, the Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to the results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CPU." The following table sets forth the high and low sales prices per share for the Common Stock as reported to the Company by the NYSE for the periods indicated:

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL YEAR 1997
    First Quarter..........................................................  $   26.75  $   15.50
    Second Quarter.........................................................      30.88      18.38
    Third Quarter..........................................................      20.88      13.88
    Fourth Quarter.........................................................      23.38      15.75

FISCAL YEAR 1998
    First Quarter..........................................................  $   35.38  $   21.25
    Second Quarter.........................................................      37.81      25.69
    Third Quarter..........................................................      35.00      25.63
    Fourth Quarter.........................................................      26.00      14.75

    At September 7, 1998 there were 1,585 holders of record of the Common Stock.

DIVIDEND POLICY

    The Company has not paid and has no current plans to pay cash dividends on the Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's
9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes") limit the Company's ability to pay dividends generally to 50% of cumulative net income since June 17, 1993, plus 100% of the consideration received from the issuance of capital stock since such date, less the amount of other restricted payments, as defined. See Note 9 of Notes to Consolidated Financial Statements. In addition, the terms of the Company's bank credit agreement limit the Company's ability to pay dividends on the Common Stock. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial and operating data as of and for the years ended June 25, 1994 through June 27, 1998. This information should be read in conjunction with the Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

                                                                      FISCAL YEAR ENDED(1)
                                              --------------------------------------------------------------------
                                                JUNE 27,      JUNE 28,      JUNE 29,      JUNE 24,      JUNE 25,
                                                  1998          1997          1996          1995          1994
                                              ------------  ------------  ------------  ------------  ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)
INCOME STATEMENT DATA:(2)
Net sales...................................  $  5,286,041  $  4,610,523  $  3,829,786  $  2,935,901  $  2,219,457
Cost of sales and occupancy costs...........     4,540,717     3,943,407     3,311,682     2,573,945     1,955,183
Gross profit................................       745,324       657,116       518,104       361,956       264,274
Operating expenses..........................       507,180       401,722       328,344       263,654       208,356
Pre-opening expenses........................         8,704         6,220         5,466         2,454         7,266
General and administrative expenses.........       116,399        92,183        75,488        54,940        47,963
Non-recurring amortization charge(3)........        55,885       --            --            --            --
Transaction costs related to Merger(4)......       --            --              3,453       --            --
Restructuring costs.........................       --            --            --            --              9,918
Operating income (loss).....................        57,156       156,991       105,353        40,908        (9,229)
Interest expense............................        12,331        12,229        12,487        12,015        12,156
Other income, net...........................        (6,463)       (7,900)       (6,983)       (2,409)       (2,063)
Income (loss) before income taxes...........        51,288       152,662        99,849        31,302       (19,322)
Income tax expense (benefit)................        19,745        58,776        40,184         6,963        (2,298)
Net income (loss)...........................  $     31,543  $     93,886  $     59,665  $     24,339  $    (17,024)

Basic earnings (loss) per share(5)..........  $       0.35  $       1.03  $       0.68  $       0.31  $      (0.22)
Diluted earnings (loss) per share(5)........  $       0.33  $       0.99  $       0.65  $       0.30  $      (0.22)

Weighted average common shares(5)...........        91,369        90,835        87,510        79,798        77,070
Weighted average common shares assuming
  dilution(5)...............................        94,616        94,589        91,220        81,736        77,070

SELECTED OPERATING DATA:(2)
Computer Superstores open at end of
  period....................................           162           129           105            85            76
Average net sales per gross square
  foot(6)(7)................................  $      1,290  $      1,364  $      1,405  $      1,336  $      1,268
Total gross square footage at end of
  period....................................     4,467,400     3,507,800     2,867,800     2,254,500     1,965,200
Percentage increase in comparable store
  sales(7)(8)...............................           1.7%          5.9%         12.6%         10.3%          9.0%

BALANCE SHEET DATA:(2)
Working capital.............................  $    288,867  $    363,963  $    305,899  $    190,128  $    210,018
Total assets................................     1,160,510     1,124,592       909,337       641,329       522,501
Long-term debt, excluding current portion...       111,872       112,458       115,066       115,153       153,292
Stockholders' equity........................       414,638       427,967       325,905       186,704       160,372

------------------------

NOTES ON FOLLOWING PAGE

(1) The Company's fiscal year is a 52/53 week year ending on the last Saturday of each June. The Company's fiscal years ended June 27, 1998 and June 28, 1997 each contained fifty-two weeks. The Company's fiscal year ended June 29, 1996 contained fifty-three weeks. The fiscal years ended June 24, 1995 and June 25, 1994 each contained fifty-two weeks.

(2) None of the above financial data include the financial data of Computer City, which was acquired by the Company on August 31, 1998. The acquisition of Computer City will be accounted for under the purchase accounting method.

(3) For a discussion of the Company's non-recurring amortization charge, see
    Note 2 of Notes to Consolidated Financial Statements.

(4) For a discussion of the Company's acquisition of PCs Compleat, see Note 3 of Notes to Consolidated Financial Statements.

(5) All references in this table to the number of shares, basic earnings per share, and diluted earnings per share have been adjusted on a retroactive basis to reflect the two-for-one stock splits declared by the Company's Board of Directors effective April 8, 1996 and November 18, 1996, and the issuance of shares in connection with the Company's acquisition of PCs Compleat.

(6) Calculated using net sales divided by gross square footage of the Company's Computer Superstores open at the end of the period, weighted by the number of months open during the period. Average net sales per gross square foot for the fiscal year ended June 29, 1996 has been calculated on the basis of a fifty-two week fiscal year.

(7) Net sales for purposes of the calculations in footnotes (6) and (8) are comprised of net sales generated from Computer Superstores, as well as sales of the Company's national accounts group, but exclude mail order sales.

(8) Comparable store sales are net sales for Computer Superstores open the same months in both the indicated and previous period, including stores that were relocated or expanded during either period. The comparable store sales increase for fiscal 1997 has been calculated by comparing net sales for the fifty-two weeks ended June 28, 1997 with net sales for the fifty-two weeks ended June 29, 1996. The comparable store sales increase for fiscal 1996 has been calculated by comparing net sales for the fifty-three weeks ended June 29, 1996 with net sales for the fifty-three weeks ended July 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
  RESULTS

    This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition, prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market in the first quarter of fiscal 1998 with its CompUSA PC brand personal computers involves significant additional risks, including without limitation failure to achieve customer acceptance of the new products and substantial dependence on third parties for product quality and reliability and timely fulfillment of customer orders. Additionally, the Company's recent acquisition of Computer City involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably; to dispose of inventories and other assets, as well as future lease commitments, related to Computer City stores anticipated to be closed following completion of inventory liquidation; to retain Computer City's retail and corporate customers; and other uncertainties.

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

GENERAL

    All references herein to "fiscal 1998" relate to the fifty-two weeks ended June 27, 1998. References to "fiscal 1999" relate to the fifty-two weeks ending June 26, 1999, references to "fiscal 1997" relate to the fifty-two weeks ended June 28, 1997, and references to "fiscal 1996" relate to the fifty-three weeks ended June 29, 1996.

    The following table sets forth certain operating data for the Company:

                                                                       FISCAL YEAR
                                                             -------------------------------
                                                               1998       1997       1996
                                                             ---------  ---------  ---------
Stores open at end of the year.............................        162        129        105
Stores opened during the year..............................         33         24         20
Stores relocated during the year...........................          2     --              1
Average net sales per gross square foot(1)(2)..............  $   1,290  $   1,364  $   1,405
Comparable store sales increase(2)(3)......................        1.7%       5.9%      12.6%

------------------------

(1) Calculated using net sales divided by gross square footage of the Company's Computer Superstores open at the end of the period, weighted by the number of months open during the period. Average net sales per gross square foot for fiscal 1996 has been calculated on the basis of a fifty-two week fiscal year.

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

    Average net sales per gross square foot declined during fiscal 1998 compared with fiscal 1997 primarily due to reductions in average net sales per Computer Superstore. In fiscal 1998, average net sales per Computer Superstore decreased approximately 6% from fiscal 1997. Average net sales per Computer Superstore were negatively impacted by declines in average selling prices of certain of the Company's products and increased sales of lower-end computer systems. Additionally, in fiscal 1998, net sales of stores open less than two years comprised a higher proportion of the Company's total net sales than in fiscal 1997. Less mature stores typically have lower net sales per gross square foot than more mature stores. In addition, management believes net sales have decreased at certain stores when the Company has opened additional stores in the same market.

    The comparable store sales increase declined in fiscal 1998 compared with fiscal 1997 due to the reasons noted above. In addition, the Company believes the opening of additional Computer Superstores in existing markets has resulted in some reductions in the rate of comparable store sales growth. CompUSA has opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. Management believes the resulting diversion of sales from existing stores has adversely affected the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets, and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

ACQUISITION OF COMPUTER CITY

    On August 31, 1998, the Company completed its acquisition of Computer City from Tandy Corporation for $211 million, payable in a note and cash. See "--Liquidity and Capital Resources." The purchase price is subject to certain post-closing adjustments based on the completion of an audit of Computer City's balance sheet as of the closing date. The acquisition will be accounted for under the purchase accounting method.

    The 58 Computer City stores that the Company currently intends to close are generally in closer proximity to, and therefore the Company believes would have been more directly competitive with, existing CompUSA Computer Superstores than the 36 Computer City stores in the United States that will remain open as CompUSA Computer Superstores. Of the 36 stores that will remain open, 29 are located in metropolitan areas in which there are existing CompUSA Computer Superstores. The Company believes its decision to continue to operate these 29 stores is consistent with its strategy of opening additional Computer Superstores in existing markets to increase market penetration and to provide customers with more convenience and better service. However, the continued operation of these 29 stores may cause the rate of comparable store sales growth in the CompUSA Computer Superstores already in operation in such metropolitan areas to be lower than it would have been if these 29 stores had been closed.

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

"--Quarterly Data and Seasonality." The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                                           FISCAL YEAR
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
Net sales......................................................      100.0%     100.0%     100.0%
Cost of sales and occupancy costs..............................       85.9       85.7       86.5
                                                                 ---------  ---------  ---------
Gross profit...................................................       14.1       14.3       13.5
Operating expenses.............................................        9.6        8.7        8.6
Pre-opening expenses...........................................        0.1        0.2        0.1
General and administrative expenses............................        2.2        2.0        2.0
Non-recurring amortization charge(1)...........................        1.1     --         --
Transaction costs related to Merger(2).........................     --         --            0.1
                                                                 ---------  ---------  ---------
Operating income...............................................        1.1        3.4        2.7
Interest expense and other income, net.........................        0.1        0.1        0.1
                                                                 ---------  ---------  ---------
Income before income taxes.....................................        1.0        3.3        2.6
Income tax expense.............................................        0.4        1.3        1.0
                                                                 ---------  ---------  ---------
Net income.....................................................        0.6%       2.0%       1.6%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

------------------------

(1) For a discussion of the Company's non-recurring amortization charge, see
    Note 2 of Notes to Consolidated Financial Statements.

(2) For a discussion of the Company's acquisition of PCs Compleat, see Note 3 of Notes to Consolidated Financial Statements.

FISCAL 1998 COMPARED WITH FISCAL 1997

    Net sales for fiscal 1998 increased 14.7% to $5.29 billion from $4.61 billion for fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to fiscal 1997 and an increase in comparable store sales of 1.7%. Despite an increase in overall sales and the number of personal computer systems sold in fiscal 1998, sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, as well as increased sales of lower-end computer systems. Additionally, in fiscal 1998, average net sales per Computer Superstore decreased approximately 6% from fiscal 1997. The Company believes average net sales per Computer Superstore were negatively impacted by decreases in average selling prices, an increase in sales of lower-end computer systems, and an increase in the number of the Company's stores open less than two years. In general, less mature stores generate lower sales than more mature stores.

    Gross profit was $745 million, or 14.1% of net sales, in fiscal 1998, compared with $657 million, or 14.3% of net sales, in fiscal 1997. The decline in gross profit as a percentage of net sales in fiscal 1998 compared with fiscal 1997 is due, in part, to costs associated with the CompUSA PC line of build-to-order personal computers, increases in inventory shrinkage and freight expense, and the deleveraging of occupancy costs, which are generally fixed in nature. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

    Operating expenses were $507 million, or 9.6% of net sales, in fiscal 1998, compared with $402 million, or 8.7% of net sales, in fiscal 1997. The increase in operating expenses as a percentage of net sales is due primarily to the deleveraging of facilities expenses, an increase in the ratio of service revenues to total revenues, and the Company's efforts to expand certain of its businesses, offset by lower incentive compensation. Facilities expenses are generally fixed in nature and deleveraged in fiscal 1998 as a result of lower average net sales per store. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

    Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses in the month of the store's grand opening. In fiscal 1998, the Company incurred $8.7 million in pre-opening expenses in connection with the opening of 33 Computer Superstores and the relocation of two Computer Superstores, compared with $6.2 million in pre-opening expenses incurred in fiscal 1997 in connection with the opening of 24 Computer Superstores.

    General and administrative expenses were $116 million, or 2.2% of net sales, in fiscal 1998, compared with $92.2 million, or 2.0% of net sales, in fiscal 1997. The increase in general and administrative expenses as a percentage of net sales was primarily due to costs related to the expansion of the Company's corporate facilities to support the Company's growth as well as the deleveraging of corporate facilities expenses, which are generally fixed in nature. In addition, general and administrative expenses increased as a result of costs associated with the Company's efforts to expand certain of its businesses as well as to develop new business opportunities. These increases were partially offset by lower incentive compensation. General and administrative expenses per store were approximately $812,000 in fiscal 1998, compared with $785,000 in fiscal 1997.

    During the fourth quarter of fiscal 1998, the Company committed to a plan to implement a new information technology ("IT") strategy. Pursuant to the strategy, the Company plans to outsource substantially all of its IT processes and implement an Enterprise Resource Management ("ERM") program. Implementation of the ERM program will result in the replacement of a substantial portion of the Company's existing IT systems, as well as certain systems in the development stage. The Company is in negotiations with software and IT service companies and currently plans to announce definitive agreements in the second quarter of fiscal 1999. Implementation of the ERM program is expected to take approximately 18 to 24 months after execution of such agreements. As a result of the adoption of this new strategy, the Company incurred a non-recurring, pre-tax amortization charge of $55.9 million ($34.4 million after tax) related to the impairment of existing IT systems and the abandonment of certain systems under development. See Note 2 of Notes to Consolidated Financial Statements.

    Interest expense and other income, net, of $5.9 million, or 0.1% of net sales, in fiscal 1998, remained relatively constant as a percentage of net sales compared with $4.3 million, or 0.1% of net sales, in fiscal 1997. See "--Liquidity and Capital Resources."

    The Company's effective tax rate was 38.5% for both fiscal 1998 and fiscal 1997. The effective tax rate for both fiscal 1998 and fiscal 1997 differed from the federal statutory rate primarily due to state income taxes, offset, in part, by the benefits of tax exempt interest earned by the Company.

    As a result of the above, net income for fiscal 1998 was $31.5 million, or $0.33 per diluted share, compared with net income of $93.9 million, or $0.99 per diluted share for fiscal 1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

    Net sales for fiscal 1997 increased 20.4% to $4.61 billion from $3.83 billion for fiscal 1996. Fiscal 1997 was a fifty-two week period while fiscal 1996 was a fifty-three week period. Net sales for fiscal 1997 increased 22% from the comparable fifty-two week period ended June 29, 1996. The increase in net sales was due to the additional sales volume attributable to the new stores opened during and subsequent to fiscal 1996 and an increase in comparable store sales of 5.9%. The Company believes the increase in comparable store sales was primarily due to the maturation of the Company's store base, increased customer demand, and increased growth in the Company's direct sales and service businesses. While comparable store sales increased 5.9% in fiscal 1997, the Company believes the opening of Computer Superstores in existing markets resulted in the diversion of sales from existing stores.

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

    Operating expenses were $402 million, or 8.7% of net sales, in fiscal 1997, compared with $328 million, or 8.6% of net sales, in fiscal 1996. During fiscal 1997, net advertising expense decreased as a percentage of net sales and other operating expenses increased as a percentage of net sales. The decrease in net advertising expense as a percentage of net sales resulted primarily from increased vendor participation. Other operating expenses increased as a percentage of net sales primarily due to the increases in both new store net sales and service revenues as percentages of net sales. The increases in new store net sales and service revenues as percentages of net sales had the effect of increasing other operating expenses as percentages of net sales because of the following factors: (1) other operating expenses in general, and store personnel expenses in particular, generally constitute a higher percentage of net sales for less mature stores because of the lower sales volumes generated by less mature stores and (2) other operating expenses are generally higher for service revenues than for merchandise sales.

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

    The Company's effective tax rate for fiscal 1997 was 38.5%, compared with an effective tax rate of 40% for fiscal 1996. The fiscal 1997 effective tax rate differed from the federal statutory rate primarily due to state income taxes offset, in part, by the benefits of tax exempt interest income earned by the Company. The effective tax rate differed in fiscal 1996 from the federal statutory rate primarily due to state income taxes and nondeductible transaction costs related to the Company's acquisition of PCs Compleat, offset in part by the benefits from tax exempt interest income earned by the Company.

    As a result of the above, net income for fiscal 1997 was $93.9 million, or $0.99 per diluted share, compared with net income of $59.7 million, or $0.65 per diluted share, for fiscal 1996.

QUARTERLY DATA AND SEASONALITY

    The Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, product introductions, and changes in product mix.

    Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 15 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At June 27, 1998, total assets were $1.16 billion, $923 million of which were current assets, including $152 million of cash and cash equivalents. Net cash provided by operating activities for fiscal 1998 was $128 million, compared with net cash provided by operating activities of $72.3 million for fiscal 1997.

    Approximately three-fourths of the Company's net sales during both fiscal 1998 and fiscal 1997 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

    Capital expenditures during fiscal 1998 were $138 million, $42.7 million of which were for new stores, compared with $74.2 million of capital expenditures during fiscal 1997, $18.1 million of which were for new stores. The Company opened 33 new Computer Superstores during fiscal 1998 and 24 new Computer Superstores during fiscal 1997. The Company plans to open approximately 15 to 20 Computer Superstores in fiscal 1999. In addition to the capital expenditures made in connection with new stores, the Company also incurred capital expenditures in fiscal 1998 and fiscal 1997 related to improvements in information systems and existing stores, and additions to property and equipment at the Company's corporate facilities. In fiscal 1998, the Company incurred additional capital expenditures related to the Company's new call center and distribution center. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

    The Company has an unsecured $300 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in March 2001. The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth and restricts, among other things, the Company's ability to incur additional indebtedness. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, further reduced based upon the financial covenants contained in the Credit Agreement. The Company's ability to incur borrowings under the Credit Agreement could be further limited in certain circumstances pursuant to the terms of the indenture related to the Senior Subordinated Notes. At June 27, 1998, no borrowings were outstanding under the Company's Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements.

    Concurrent with the acquisition of Computer City, the Credit Agreement was amended with respect to certain of the financial ratios required to be maintained by the Company and the calculation of amounts available for future borrowings. As of August 31, 1998, after giving effect to the issuance of the Seller Note (as defined below) and the revisions to the Credit Agreement, the Company had $194 million available for future borrowings under the Credit Agreement.

    The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

    In connection with the acquisition of Computer City, the Company issued a $136 million subordinated promissory note payable to Tandy Corporation (the "Seller Note"). The Seller Note provides for its repayment in semi-annual installments over a period of ten years at 9.48% interest per annum. The first three years of payments are interest only, with the first principal payment due in December 2001. The Seller Note ranks pari passu with the Senior Subordinated Notes. The unpaid principal amount of the

Seller Note may be prepaid, in whole or in part, at any time at the option of the Company, without premium or penalty.

    In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of June 27, 1998, the Company had purchased 2.2 million shares of Common Stock, to be held as treasury stock, for $60 million ($27.34 per share), pursuant to the September 1997 authorization. No additional purchases of Common Stock can currently be made by the Company pursuant to such authorization.

    The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 1999 and to make all required payments of interest on the Senior Subordinated Notes and the Seller Note. The level of future expansion will be contingent upon market conditions and the availability of additional capital.

INFLATION

    While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurances that the Company's business will not be affected by inflation in the future.

NEW PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information, which are effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 130 and SFAS No. 131 in fiscal 1999. The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1. Also, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. Beginning in the first quarter of fiscal year 1999, the Company will elect to adopt the provisions of SOP 98-5. Management believes that the adoption of SOP 98-5 will have no material impact on the Company's financial statements.

YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in October 1996, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 15, 1998, it had completed approximately 40% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 60% of the initiatives are in process and expected to be completed on or about June 30, 1999.

                                                                                                           PERCENT
YEAR 2000 INITIATIVE                                                                     TIME FRAME       COMPLETE
--------------------------------------------------------------------------------------  -------------  ---------------
Initial IT system identification and assessment.......................................     10/96-3/97           100%
Remediation and testing regarding central system issues...............................      5/97-4/98           100%
Remediation and testing regarding departmental system issues..........................      3/98-6/99            75%
Remediation and testing regarding store and distribution system issues................      8/98-6/99             5%
Upgrades to telephone/PBX and other systems...........................................     3/98-11/98            80%
Electronic data interchange trading partner conversions...............................      3/98-3/99            20%
Identification, assessment, remediation and testing regarding desktop and individual
  system issues.......................................................................      2/98-6/99            65%
Identification and assessment regarding non-IT system issues..........................     4/98-12/98            30%
Remediation and testing regarding non-IT system issues................................      9/98-6/99             0%

    The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of September 15, 1998, the Company had received responses from approximately 42% of such third parties, and 76% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, has been completed, with responses due by October 1, 1998.

    The Company believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $5 million, which expenditures will be funded from operating cash flows. Such amount represents approximately 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of June 27, 1998, the Company had incurred costs of approximately $1.6 million related to its Year 2000 identification, assessment, remediation and testing efforts. All of the $1.6 million relates to analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

    The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

    The Company has engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation and testing efforts.

    The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's Credit Agreement provides for borrowings which bear interest at variable rates based on either a prime rate or the London Interbank Offering Rate. The Company had no borrowings outstanding pursuant to the Credit Agreement in fiscal 1998. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 15 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 4, 1998 under the heading "Proposal No. 1--Election of Directors," which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "MANAGEMENT--Executive Officers," which information is incorporated herein by reference. Information concerning compliance by directors, officers, and 10% stockholders of the Company with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "CERTAIN TRANSACTIONS," which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K.

    1.  Consolidated Financial Statements:

        See Index to Consolidated Financial Statements on page F-1.

    2.  Exhibits:

      2.1  Agreement and Plan of Merger, dated as of May 15, 1996, by and among the
           Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat, Inc.(7)

      2.2  Stock Purchase Agreement dated as of June 21, 1998 ("Stock Purchase
           Agreement") by and between Tandy Corporation and the Company for the purchase and sale of all outstanding capital stock of Computer City, Inc.(16)

      2.3  Amendment to Stock Purchase Agreement dated August 31, 1998.(16)

      3.1  Restated and Amended Certificate of Incorporation.(14)

      3.2  Restated and Amended Bylaws.(4)

      4.1  Specimen Common Stock Certificate (as amended).(13)

      4.2  Specimen 9 1/2% Senior Subordinated Note Due 2000.(3)

      4.3  Indenture dated June 17, 1993 (the "Indenture") among CompUSA Inc., as
           Issuer, Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance Inc.,
           CompService Inc., as Guarantors and U.S. Trust Company of Texas, N.A., as
           Trustee relating to 9 1/2% Senior Subordinated Notes Due 2000.(1)

      4.4  First Supplemental Indenture dated as of December 1, 1995 among the Company,
           CompTeam Inc., CompFinance Inc., CompService Inc., and U.S. Trust Company of
           Texas, N.A., as Trustee.(6)

      4.5  Second Supplemental Indenture dated as of February 7, 1996 among the Company,
           CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA Holdings II Inc.,
           and U.S. Trust Company of Texas, N.A., as Trustee.(10)

      4.6  Third Supplemental Indenture dated as of May 14, 1996 among the Company,
           CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc.,
           Snowstorm Merger Corp. and U.S. Trust Company of Texas, N.A., as Trustee.(10)

      4.7  Fourth Supplemental Indenture dated as of May 30, 1996 among the Company,
           CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II Inc.,
           PCs Compleat, Inc. and U.S. Trust Company of Texas, N.A., as Trustee.(10)

      4.8  Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the
           Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings
           II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management
           Company, CompUSA Stores L.P., CompUSA Holdings Company and U.S. Trust Company
           of Texas, N.A., as Trustee.(10)

      4.9  Sixth Supplemental Indenture dated as of August 31, 1998 among the Company,
           CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings
           I Inc., CompUSA Stores L.P., CompUSA Holdings Company, CompUSA Management
           Company, Computer City, Inc. and U.S. Trust Company of Texas, N.A., as
           Trustee.(17)

     4.10  Subsidiary Guarantees of the Company's indebtedness under the Indenture executed by CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc.,
           CompUSA Holdings I Inc., CompUSA Management Company, CompUSA Stores L.P. and
           CompUSA Holdings Company.(10)

     4.11 Subsidiary Guaranty dated as of August 31, 1998, of the Company's indebtedness under the Indenture executed by Computer City, Inc.(17)

     4.12  Rights Agreement dated April 29, 1994, between the Company and Bank One,
           Texas, N.A., as Rights Agent.(4)

     4.13  Letter of the Company dated August 16, 1996, appointing American Stock
           Transfer & Trust Company as substitute Rights Agent under the Rights
           Agreement.(10)

     4.14  Subordinated Promissory Note dated August 31, 1998, in the principal amount of $136,000,000 issued in favor of Tandy Corporation.(16)

     10.1  $300,000,000 Second Amended and Restated Credit Agreement dated March 12,
           1998, among the Company, certain lenders and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as administrative lender (the "Credit
           Agreement").(15)

     10.2  First Amendment to the Credit Agreement, dated June 16, 1998, among the
           Company, certain lenders and NationsBank, N.A., as administrative lender.(17)

     10.3  Second Amendment to the Credit Agreement, dated August 31, 1998, among the
           Company, certain lenders and NationsBank, N.A., as administrative lender.(17)

     10.4  Subsidiary Guaranty dated as of March 12, 1998, of the Company's indebtedness under the Credit Agreement by CompUSA Holdings II Inc., PCs Compleat, Inc.,
           CompUSA Holdings I Inc., CompTeam Inc., CompUSA Management Company, CompUSA
           Stores L.P., and CompUSA Holdings Company.(17)

     10.5  Agreement and Adoption of Subsidiary Guaranty dated August 31, 1998, of the
           Company's indebtedness under the Credit Agreement by Computer City, Inc. and the other subsidiaries of the Company.(17)

     10.6  Promissory Note dated March 12, 1998, in the principal amount of $35,000,000, issued in favor of NationsBank, N.A. (as successor to NationsBank of Texas,
           N.A.).(17)

     10.7  Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of Bank One, Texas, N.A.(17)

     10.8  Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of Credit Lyonnais New York Branch.(17)

     10.9  Promissory Note dated March 12, 1998, in the principal amount of $30,000,000, issued in favor of Wells Fargo Bank (Texas), N.A.(17)

    10.10  Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of The Bank of New York.(17)

    10.11  Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of The Bank of Nova Scotia.(17)

    10.12  Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of Fleet National Bank.(17)

    10.13  Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of Fifth Third Bank.(17)

    10.14  Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of Hibernia National Bank.(17)

    10.15  Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of Credit Suisse First Boston.(17)

    10.16  Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of Chase Bank of Texas National Association.(17)

    10.17  Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of First Union National Bank.(17)

    10.18  Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of Bank of America NT&SA.(17)

    10.19  The Addison Office Lease Agreement dated September 1, 1992, between
           Carter-Crowley Properties, Inc. as Landlord and CompUSA Inc. as Tenant.(2)

    10.20  Form of Employment Agreement between the Company and each of J. Samuel
           Crowley, Paul F. Ewert, Ronald J. Gilmore, Harold D. Greenberg, Melvin D.
           McCall, Barry C. McCook, Lawrence N. Mondry, Stuart M. Needleman, Honorio J.
           Padron, Paul B. Poyfair, Robert N. Sayewitz, Robert S. Seay, James E.
           Skinner, Ronald D. Strongwater, Mark R. Walker and Anthony A. Weiss.(17)

    10.21  Form of Employment Agreement between the Company and each of Gary M. Bale,
           Aka A. DeMesa, Richard H. Foster, Rick L. Fountain, Ronald E. Freeman, J.
           Robert Gary, Robert M. Howe III, Edmund G. Jurica, Jr., Richard W. Levine,
           John S. Lostroscio, Leslie C. Marshall, Kellie J. McCluskey, Robert J.
           Verhagen and Catherine C. Witt.(17)

    10.22  Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin.(10)

    10.23  Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F. Compton.(10)

    10.24  CompSavings Plan for Employees of CompUSA Inc. Plan and Trust Agreement, as
           Amended and Restated effective January 1, 1998.(17)

    10.25  Amended and Restated CompUSA Inc. Deferred Compensation Plan.(13)

    10.26  CompUSA Inc. Long-Term Incentive Plan.(12)

    10.27  PCs Compleat, Inc. 1991 Stock Option Plan.(9)

    10.28  CompUSA Inc. Officers' Bonus Plan.(17)

       11  Computations of Earnings per Share.(17)

       21  Subsidiaries.(17)

       23  Consent of Ernst & Young LLP.(17)

     27.1  Financial Data Schedule as of and for the year ended June 27, 1998.(18)

     27.2  Restated Financial Data Schedule as of and for the years ended June 28, 1997 and June 29, 1996.(18)

(b) Reports on Form 8-K

    1. Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 1998, in connection with the execution by the Company of a definitive agreement relating to its acquisition of Computer City, as announced on June 22, 1998.

(c) Exhibits.

    See Exhibit Index following page F-21.

------------------------

 (1) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992, and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993, and incorporated herein by reference.

 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994, and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995, and incorporated herein by reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996, and incorporated herein by reference.

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

 (10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, and incorporated herein by reference.

 (11) Previously filed as an exhibit to the Company's Registration Statement No. 1-11566 on Form 8-A/A filed December 6, 1996, as amended.

 (12) Previously filed as an exhibit to Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.

 (13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996, and incorporated herein by reference.

 (14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997, and incorporated herein by reference.

 (15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998, and incorporated herein by reference.

 (16) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 15, 1998, and incorporated herein by reference.

 (17) Filed herewith.

 (18) Included with EDGAR version only.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUSA INC.

                SIGNATURES                                      TITLE                               DATE
------------------------------------------  ---------------------------------------------  ----------------------

           /s/ JAMES F. HALPIN
    ---------------------------------           President and Chief Executive Officer        September 22, 1998
             James F. Halpin
           /s/ JAMES E. SKINNER             Executive Vice President and Chief Financial
    ---------------------------------         Officer (Principal Financial and Accounting    September 22, 1998
             James E. Skinner                                  Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURES                                      TITLE                               DATE
------------------------------------------  ---------------------------------------------  ----------------------

           /s/ GILES H. BATEMAN
    ---------------------------------            Chairman of the Board of Directors          September 22, 1998
             Giles H. Bateman

           /s/ JAMES F. HALPIN
    ---------------------------------                         Director                       September 22, 1998
             James F. Halpin

           /s/ LEONARD L. BERRY
    ---------------------------------                         Director                       September 22, 1998
         Leonard L. Berry, Ph.D.

          /s/ WARREN D. FELDBERG
    ---------------------------------                         Director                       September 22, 1998
            Warren D. Feldberg

           /s/ LAWRENCE MITTMAN
    ---------------------------------                         Director                       September 22, 1998
             Lawrence Mittman

            /s/ KEVIN J. ROCHE
    ---------------------------------                         Director                       September 22, 1998
              Kevin J. Roche

            /s/ DENISE ILITCH
    ---------------------------------                         Director                       September 22, 1998
              Denise Ilitch

           /s/ MORTON E. HANDEL
    ---------------------------------                         Director                       September 22, 1998
             Morton E. Handel

          /s/ BARRY L. WILLIAMS
    ---------------------------------                         Director                       September 22, 1998
            Barry L. Williams

                                  COMPUSA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of CompUSA Inc. are included in response to Item 8:

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors.............................................................................         F-2

Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997..........................................         F-3

Consolidated Statements of Income for the fiscal years ended June 27, 1998, June 28, 1997, and June 29,
  1996.....................................................................................................         F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended June 27, 1998, June 28, 1997,
  and June 29, 1996........................................................................................         F-5

Consolidated Statements of Cash Flows for the fiscal years ended June 27, 1998, June 28, 1997, and June 29,
  1996.....................................................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CompUSA Inc.

    We have audited the accompanying consolidated balance sheets of CompUSA Inc. (the "Company") as of June 27, 1998 and June 28, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompUSA Inc. at June 27, 1998 and June 28, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles.

                                                        ERNST & YOUNG LLP

Dallas, Texas
August 12, 1998, except for Note 14,
as to which the date is August 31, 1998

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                          JUNE 27,      JUNE 28,
                                                                                            1998          1997
                                                                                        ------------  ------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................  $    151,779  $    209,929
  Accounts receivable, net of allowance for doubtful accounts of $3,524 and $2,883 at
    June 27, 1998 and June 28, 1997, respectively.....................................       214,084       214,568
  Merchandise inventories.............................................................       520,762       501,426
  Deferred income taxes - current (Note 6)............................................         9,762         6,833
  Prepaid expenses and other..........................................................        26,480        11,688
                                                                                        ------------  ------------
    Total current assets..............................................................       922,867       944,444
Property and equipment, net (Note 4)..................................................       210,528       170,801
Deferred income taxes (Note 6)........................................................        18,076       --
Other assets..........................................................................         9,039         9,347
                                                                                        ------------  ------------
                                                                                        $  1,160,510  $  1,124,592
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................  $    534,620  $    483,548
  Accrued liabilities (Note 5)........................................................        98,714        93,794
  Current portion of capital lease obligations (Note 7)...............................           666         3,139
                                                                                        ------------  ------------
    Total current liabilities.........................................................       634,000       580,481
Capital lease obligations (Note 7)....................................................         1,872         2,458
Senior Subordinated Notes (Note 9)....................................................       110,000       110,000
Deferred income taxes (Note 6)........................................................       --              3,686
Commitments and contingencies (Notes 7 and 10)........................................       --            --
Stockholders' equity (Note 12):
  Preferred stock, $.01 per share par value, 10,000 shares authorized, none issued....       --            --
  Common stock, $.01 per share par value; 325,000,000 shares authorized with
    93,372,545 shares issued at June 27, 1998; 200,000,000 shares authorized with
    91,763,372 shares issued at June 28, 1997.........................................           934           918
  Paid-in capital.....................................................................       278,000       262,908
  Retained earnings...................................................................       198,045       166,502
                                                                                        ------------  ------------
                                                                                             476,979       430,328
  Less: Treasury stock, at cost, 2,507,227 shares at June 27, 1998 and 316,627 shares
    at June 28, 1997..................................................................       (62,341)       (2,361)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       414,638       427,967
                                                                                        ------------  ------------
                                                                                        $  1,160,510  $  1,124,592
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                                  COMPUSA INC.

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                            JUNE 27,      JUNE 28,      JUNE 29,
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Net sales...............................................................  $  5,286,041  $  4,610,523  $  3,829,786
Cost of sales and occupancy costs.......................................     4,540,717     3,953,407     3,311,682
                                                                          ------------  ------------  ------------
  Gross profit..........................................................       745,324       657,116       518,104

Operating expenses......................................................       507,180       401,722       328,344
Pre-opening expenses....................................................         8,704         6,220         5,466
General and administrative expenses.....................................       116,399        92,183        75,488
Non-recurring amortization charge (Note 2)..............................        55,885       --            --
Transaction costs related to Merger (Note 3)............................       --            --              3,453
                                                                          ------------  ------------  ------------
  Operating income......................................................        57,156       156,991       105,353

Other expense (income):
  Interest expense......................................................        12,331        12,229        12,487
  Other income, net.....................................................        (6,463)       (7,900)       (6,983)
                                                                          ------------  ------------  ------------
                                                                                 5,868         4,329         5,504
                                                                          ------------  ------------  ------------
Income before income taxes..............................................        51,288       152,662        99,849
Income tax expense (Note 6).............................................        19,745        58,776        40,184
                                                                          ------------  ------------  ------------
Net income..............................................................  $     31,543  $     93,886  $     59,665
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Basic earnings per share................................................  $       0.35  $       1.03  $       0.68
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Diluted earnings per share..............................................  $       0.33  $       0.99  $       0.65
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

Weighted average common shares..........................................        91,369        90,835        87,510
Weighted average common shares assuming dilution........................        94,616        94,589        91,220

                            See accompanying notes.

                                  COMPUSA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                  COMMON STOCK
                                             -----------------------   PAID-IN     RETAINED    TREASURY
                                                SHARES     PAR VALUE   CAPITAL     EARNINGS     STOCK       TOTAL
                                             ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 24, 1995...................    80,931,840  $     809  $  172,944  $   12,951  $   --      $  186,704
Issuance of Common Stock for cash, net of
  offering costs...........................     8,050,000         81      76,704      --          --          76,785
Issuance of Common Stock upon exercise of
  stock options and other..................     1,233,876         12       5,448      --          --           5,460
Purchase of treasury stock.................       --          --          --          --          (3,521)     (3,521)
Sale of treasury stock to benefit plan.....       --          --             120      --             692         812
Net income.................................       --          --          --          59,665      --          59,665
                                             ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 29, 1996...................    90,215,716        902     255,216      72,616      (2,829)    325,905
Issuance of Common Stock upon exercise of
  stock options and other..................     1,547,656         16       6,927      --          --           6,943
Sale of treasury stock to benefit plan.....       --          --             765      --             468       1,233
Net income.................................       --          --          --          93,886      --          93,886
                                             ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 28, 1997...................    91,763,372        918     262,908     166,502      (2,361)    427,967
Issuance of Common Stock upon exercise of
  stock options and other..................     1,609,173         16      15,092      --          --          15,108
Purchase of treasury stock.................       --          --          --          --         (59,980)    (59,980)
Net income.................................       --          --          --          31,543      --          31,543
                                             ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 27, 1998...................    93,372,545  $     934  $  278,000  $  198,045  $  (62,341) $  414,638
                                             ------------  ---------  ----------  ----------  ----------  ----------
                                             ------------  ---------  ----------  ----------  ----------  ----------

                            See accompanying notes.

                                  COMPUSA INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FISCAL YEAR ENDED
                                                                             ------------------------------------
                                                                              JUNE 27,     JUNE 28,     JUNE 29,
                                                                                1998         1997         1996
                                                                             -----------  -----------  ----------
Cash flows provided by operating activities:
  Net income...............................................................  $    31,543  $    93,886  $   59,665
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization (including non-recurring amortization
      charge of $55,885) (Note 2)..........................................      104,852       35,625      27,625
    Restructuring costs....................................................      --           --             (214)
    Deferred income tax....................................................      (24,691)         753         266
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable................................................          484      (66,459)    (44,175)
        Merchandise inventories............................................      (19,336)    (102,585)    (86,639)
        Prepaid expenses and other.........................................      (14,792)      (2,852)       (278)
        Other assets.......................................................         (507)      (2,387)        (63)
      Increase in accounts payable and accrued liabilities.................       50,296      116,291     131,524
                                                                             -----------  -----------  ----------
          Total adjustments................................................       96,306      (21,614)     28,046
                                                                             -----------  -----------  ----------
          Net cash provided by operating activities........................      127,849       72,272      87,711
Cash flows used in investing activities:
  Capital expenditures.....................................................     (138,098)     (74,168)    (47,418)
  Other....................................................................          123          929        (565)
                                                                             -----------  -----------  ----------
          Net cash used in investing activities............................     (137,975)     (73,239)    (47,983)
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of Common Stock...................................       15,108        6,943      79,344
  Purchase of treasury stock...............................................      (59,980)     --           (3,521)
  Sale of treasury stock to benefit plan...................................      --             1,233         812
  Borrowings under line of credit agreements...............................      --           --           48,750
  Repayments of borrowings under line of credit agreements.................      --           --          (48,750)
  Payments under capital lease obligations.................................       (3,152)      (4,894)     (5,243)
                                                                             -----------  -----------  ----------
          Net cash (used in) provided by financing activities..............      (48,024)       3,282      71,392
                                                                             -----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents.......................      (58,150)       2,315     111,120
Cash and cash equivalents at beginning of year.............................      209,929      207,614      96,494
                                                                             -----------  -----------  ----------
Cash and cash equivalents at end of year...................................  $   151,779  $   209,929  $  207,614
                                                                             -----------  -----------  ----------
                                                                             -----------  -----------  ----------

                            See accompanying notes.

                                  COMPUSA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--CompUSA Inc. (the "Company") is a retailer and reseller of personal computer hardware, software, accessories, and related products and services conducting its operations principally through its Computer Superstores in the United States. The Company operated 162 Computer Superstores at June 27, 1998, 129 Computer Superstores at June 28, 1997, and 105 Computer Superstores at June 29, 1996. In addition to the retail sales of its stores, the Company's stores also fulfill the principal marketing, product, and service functions of the Company's other businesses, including direct sales to corporate, government, and education customers and training and technical services. In addition, the Company conducts mail order operations through CompUSA Direct and sells build-to-order CompUSA PCs.

    FISCAL YEAR--The Company's fiscal year is a 52/53-week year ending on the last Saturday of each June. All references to the fiscal year ended June 27, 1998 relate to the fifty-two weeks then ended. All references to the fiscal year ended June 28, 1997 relate to the fifty-two weeks then ended. All references to the fiscal year ended June 29, 1996 relate to the fifty-three weeks then ended.

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

    ACCOUNTS RECEIVABLE--Accounts receivable represent amounts due from customers related to the sale of the Company's products and services. Such receivables are generally unsecured and are generally due from a diverse group of corporate, government, and education customers located throughout the United States and, accordingly, do not include any specific concentrations of credit risk. The Company believes it has provided adequate reserves for potentially uncollectible accounts. For the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, the Company's bad debt expense was $1.6 million, $959,000, and $878,000, respectively.

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

Furniture and fixtures........................................  5-10 years
Equipment.....................................................   3-5 years
                                                                  Life of
Leasehold improvements........................................     lease
                                                                  Life of
Equipment under capital leases................................     lease

                                  COMPUSA INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING EXPENSES--Advertising expenses are expensed in the month incurred, subject to reduction by reimbursement from vendors. Net advertising expenses were not a significant component of store operating expenses for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996.

    PRE-OPENING COSTS--Pre-opening costs are deferred prior to the date of the store's grand opening and are expensed in the month of the store's grand opening. Pre-opening costs consist primarily of personnel and advertising expenses incurred prior to a store's opening and promotional costs associated with the opening.

    The American Institute of Certified Public Accountant's (the "AICPA") Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. Beginning in the first quarter of fiscal year 1999, the Company will adopt the provisions of SOP 98-5 and begin expensing all pre-opening costs as they are incurred. Management believes that the adoption of SOP 98-5 will have no material impact on the Company's financial statements.

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

    INCOME PER SHARE--The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the preparation of the financial statements included in the Quarterly Report on Form 10-Q for the thirteen weeks ended December 27, 1997. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS No. 128. Basic earnings per share has been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. Earnings per share data for all periods prior to December 27, 1998 presented herein have been restated to conform with the provisions of SFAS No. 128.

                                  COMPUSA INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The calculation of basic and diluted earnings per share is summarized as follows:

                                                                      FISCAL YEAR ENDED
                                                               -------------------------------
                                                               JUNE 27,   JUNE 28,   JUNE 29,
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
BASIC EARNINGS PER SHARE:
Net income...................................................  $  31,543  $  93,886  $  59,665
Weighted average common shares outstanding...................     91,369     90,835     87,510
                                                               ---------  ---------  ---------
Basic earnings per share.....................................  $    0.35  $    1.03  $    0.68
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

DILUTED EARNINGS PER SHARE:
Net income...................................................  $  31,543  $  93,886  $  59,665
Weighted average common shares outstanding...................     91,369     90,835     87,510
Incremental shares assuming dilution.........................      3,247      3,754      3,710
                                                               ---------  ---------  ---------
Weighted average common shares assuming dilution.............     94,616     94,589     91,220
                                                               ---------  ---------  ---------
Diluted earnings per share...................................  $    0.33  $    0.99  $    0.65
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    On March 27, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on April 8, 1996, payable on April 22, 1996. On November 6, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on November 18, 1996, payable on December 2, 1996. Stock options and all other agreements payable in Common Stock were amended to reflect the splits. Amounts equal to the par value of shares issued in connection with the stock splits were transferred from additional paid-in capital to the common stock account.

    All references to the number of shares of Common Stock (except for shares authorized) and basic and diluted earnings per share amounts in the consolidated financial statements and the accompanying notes have been adjusted on a retroactive basis to reflect the stock splits and the issuance of shares in connection with the Company's acquisition of PCs Compleat, Inc. ("PCs Compleat").

    LONG-LIVED ASSETS--In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that losses on the impairment of long-lived assets used in operations be recorded when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts. The standard was adopted by the Company in the preparation of its financial statements for the fiscal year ended June 28, 1997. Adoption of the standard had no impact on the Company's financial statements.

    COMPREHENSIVE INCOME--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires enterprises to report comprehensive income to measure more effectively all changes in equity of an enterprise that result from certain recognized transactions and other economic events other than income earned from the ordinary course of business. SFAS No. 130 is effective for financial statements for fiscal years beginning after

                                  COMPUSA INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
December 15, 1997, and therefore the Company will adopt the annual and quarterly disclosure requirements of SFAS No. 130 in the fiscal year ending June 26, 1999. Management believes the adoption of SFAS No. 130 will have no impact on the Company's financial statements.

    SEGMENT REPORTING--In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards requiring public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the annual disclosure requirements in the preparation of its Annual Report on Form 10-K for the fiscal year ending June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal year 2000. Management has not determined the impact of SFAS No. 131 on the Company's financial statement disclosures.

2. NON-RECURRING AMORTIZATION CHARGE

    During the fourth quarter of fiscal 1998, the Company committed to a plan to implement a new information technology ("IT") strategy. Pursuant to the strategy, the Company plans to outsource substantially all of its IT processes and implement an Enterprise Resource Management ("ERM") program. Implementation of the ERM program will result in the replacement of a substantial portion of the Company's existing IT systems, as well as certain systems in the development stage. The Company is in negotiations with software and IT service companies and currently plans to announce definitive agreements in the second quarter of fiscal 1999. Implementation of the ERM program is expected to take approximately 18 to 24 months after execution of such agreements. As a result of the adoption of this new strategy, the Company incurred a non-recurring, pre-tax amortization charge of $55.9 million ($34.4 million after tax) related to the impairment of existing IT systems and the abandonment of certain systems under development.

3. ACQUISITION OF PCS COMPLEAT, INC.

    On May 30, 1996, pursuant to an Agreement and Plan of Merger dated as of May 15, 1996 (the "Merger Agreement") between the Company and PCs Compleat, PCs Compleat, a leading direct reseller of brand name personal computers and peripherals, located in Marlborough, Massachusetts, became a wholly-owned subsidiary of the Company (the "Merger"). The operations of PCs Compleat were fully integrated into the Company's direct mail order operations and became a part of the Company's "CompUSA Direct" division in August 1997.

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

                                  COMPUSA INC.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                                          FISCAL YEAR ENDED
                                                                        ----------------------
                                                                         JUNE 27,    JUNE 28,
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Furniture, fixtures, and equipment....................................  $  199,946  $  139,399
Leasehold improvements................................................     112,965      61,426
Equipment under capital leases........................................      23,726      23,842
Land..................................................................       9,720       6,440
Capital projects in progress..........................................       7,991      40,812
                                                                        ----------  ----------
                                                                           354,348     271,919
Less accumulated depreciation and amortization........................     143,820     101,118
                                                                        ----------  ----------
                                                                        $  210,528  $  170,801
                                                                        ----------  ----------
                                                                        ----------  ----------

5. ACCRUED LIABILITIES

    Accrued liabilities consist of:

                                                                           FISCAL YEAR ENDED
                                                                          --------------------
                                                                          JUNE 27,   JUNE 28,
                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Salaries and bonuses....................................................  $  32,034  $  34,198
Taxes, other than income and payroll....................................     22,398     19,933
Rent....................................................................     16,106     10,898
Other...................................................................     28,176     28,765
                                                                          ---------  ---------
                                                                          $  98,714  $  93,794
                                                                          ---------  ---------
                                                                          ---------  ---------

6. INCOME TAXES

    The provision for income taxes is summarized as follows:

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                               JUNE 27,   JUNE 28,   JUNE 29,
                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Income tax provision:
  Current:
    Federal.................................................  $   38,183  $  49,894  $  35,325
    State...................................................       6,253      8,129      4,593
  Deferred..................................................     (24,691)       753        266
                                                              ----------  ---------  ---------
                                                              $   19,745  $  58,776  $  40,184
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

                                  COMPUSA INC.

6. INCOME TAXES (CONTINUED)
    The reconciliation of the income tax provision to the amount calculated based on the federal statutory rate is as follows:

                                                                      FISCAL YEAR ENDED
                                                               -------------------------------
                                                               JUNE 27,   JUNE 28,   JUNE 29,
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Income tax expense at statutory rate.........................  $  17,951  $  53,432  $  34,947
State income taxes, less federal benefit.....................      1,769      5,114      3,047
Reversal of valuation allowance..............................     --         --         (1,252)
Nondeductible expenses, primarily transaction costs..........     --         --          1,209
Nontaxable income............................................     (1,402)    (1,501)    (1,471)
Other........................................................      1,427      1,731      3,704
                                                               ---------  ---------  ---------
                                                               $  19,745  $  58,776  $  40,184
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The tax effects of temporary differences giving rise to the deferred tax asset (liability) at June 27, 1998 and June 28, 1997 are as follows:

                                                        DEFERRED TAX ASSET (LIABILITY)
                                                ----------------------------------------------
                                                    JUNE 27, 1998           JUNE 28, 1997
                                                ----------------------  ----------------------
                                                 CURRENT   NONCURRENT    CURRENT   NONCURRENT
                                                ---------  -----------  ---------  -----------
                                                                (IN THOUSANDS)
Property and equipment........................  $  --       $  10,540   $  --       $  (6,941)
Accounts receivable...........................      1,371      --           1,119      --
Merchandise inventories.......................     (2,874)     --          (2,176)     --
Prepaid expenses and other deferrals..........       (641)      1,335        (569)        512
Deferred rentals..............................     --           6,201      --           4,196
Accrued liabilities and other.................     11,906      --           8,459      (1,453)
                                                ---------  -----------  ---------  -----------
                                                $   9,762   $  18,076   $   6,833   $  (3,686)
                                                ---------  -----------  ---------  -----------
                                                ---------  -----------  ---------  -----------

7. LEASES

    The Company leases equipment under capital and operating leases that expire at various dates through 2000. The Company operates in facilities leased under noncancelable operating leases that expire at various dates through 2016 and the majority of which contain renewal options and require the Company to pay a proportionate share of common area maintenance.

                                  COMPUSA INC.

7. LEASES (CONTINUED)
    At June 27, 1998, future minimum lease payments under all leases with initial or remaining noncancelable lease terms in excess of one year are as follows:

                                                                           CAPITAL   OPERATING
FISCAL YEAR                                                                LEASES      LEASES
------------------------------------------------------------------------  ---------  ----------
                                                                             (IN THOUSANDS)
1999....................................................................  $   2,138  $   85,051
2000....................................................................      1,127      82,481
2001....................................................................        256      75,644
2002....................................................................          5      68,796
2003....................................................................          3      62,174
Thereafter..............................................................     --         435,007
                                                                          ---------  ----------
Total minimum lease payments............................................      3,529  $  809,153
                                                                                     ----------
                                                                                     ----------
Less amount representing interest.......................................        991
                                                                          ---------
Present value of minimum lease payments.................................      2,538
Less current portion....................................................        666
                                                                          ---------
Capital lease obligations due after one year............................  $   1,872
                                                                          ---------
                                                                          ---------

    Rental expense of the Company amounted to $79.0 million in fiscal 1998, $56.3 million in fiscal 1997 and $37.7 million in fiscal 1996.

8. CREDIT AGREEMENT

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

    The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, further reduced based upon the financial covenants contained in the Credit Agreement (Note 14). The Company's ability to incur borrowings under the Credit Agreement could be further limited in certain circumstances pursuant to the terms of the indenture related to the Senior Subordinated Notes (Note 9). At June 27, 1998, no borrowings were outstanding under the Credit Agreement.

    Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of June 27, 1998) or a rate based on the London Interbank Offering Rate (LIBOR) ranging from 5.7% to 5.8% per annum as of June 27, 1998, plus a specified margin, currently 0.875%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

    The Credit Agreement also limits the Company's ability to pay dividends and purchase shares of Common Stock. As of June 27, 1998, the Company had approximately $54.0 million available to pay

                                  COMPUSA INC.

8. CREDIT AGREEMENT (CONTINUED)
dividends and purchase Common Stock pursuant to the provisions of the Credit Agreement. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all subsidiaries of the Company. However, the Credit Agreement allows the Company to designate one or more of its subsidiaries to be free from most of the restrictions under the Credit Agreement so long as no default will exist and such subsidiaries do not contribute more than 10% of the Company's consolidated cash flow or hold more than 10% of the Company's consolidated assets.

9. SENIOR SUBORDINATED NOTES

    In June 1993, the Company issued $110,000,000 in principal amount of 9 1/2% Senior Subordinated Notes due June 15, 2000 (the "Senior Subordinated Notes"). Interest on the Senior Subordinated Notes is payable semi-annually on each June 15 and December 15. The Senior Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Company, as defined. Senior indebtedness, which totaled approximately $537 million and $489 million at June 27, 1998 and June 28, 1997, respectively, consists primarily of capital lease obligations, indebtedness incurred under the Credit Agreement, and trade payables.

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

                                  COMPUSA INC.

9. SENIOR SUBORDINATED NOTES (CONTINUED)
    The Senior Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                        AS OF AND FOR THE
                                                                        FISCAL YEAR ENDED
                                                                    --------------------------
                                                                      JUNE 27,      JUNE 28,
                                                                        1998          1997
                                                                    ------------  ------------
                                                                          (IN THOUSANDS)
Intercompany receivables..........................................  $     79,462  $     70,285
Other current assets..............................................       399,717       360,754
Noncurrent assets.................................................       175,479       141,159
Intercompany payables.............................................       115,329         4,521
Other current liabilities.........................................        71,269       158,987
Long-term debt and liabilities....................................         1,413         4,191
Net sales.........................................................     3,575,910     3,230,511
Intercompany revenues.............................................       220,732       178,612
Costs and expenses................................................     3,552,274     3,142,991
Intercompany expenses.............................................       143,333       123,545
Net income........................................................        62,137        87,878

    In preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated.

    The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $111.7 million at June 27, 1998 and $113.9 million at June 28, 1997.

10. COMMITMENTS AND CONTINGENCIES

    On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. The action alleges various violations of the federal securities laws. Damages have not been specified. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. The Company believes the claims are without merit and intends to vigorously defend against such charges. In addition, the Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to the results of operations of the Company for a particular future period. In addition, the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

11. EMPLOYEE BENEFIT PLANS

    The Company sponsors a defined contribution profit-sharing plan (the "401(k) Plan") covering employees of the Company and its subsidiaries who are at least 21 years of age. Effective April 1, 1998,

                                  COMPUSA INC.

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
eligible employees may become participants as of the first day of the next calendar quarter after their hire date. The 401(k) Plan is intended to constitute a qualified profit sharing plan within the meaning of Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), which includes a qualified cash or deferred arrangement within the meaning of Code section 401(k). In addition, the Company sponsors a deferred compensation plan that permits eligible officers and employees to defer a portion of their compensation. Contributions to both the 401(k) Plan and the deferred compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation and the Company's matching contributions up to a specified limit. The Company may make additional contributions to either or both plans at the discretion of the Company's Board of Directors. The Company's expense for contributions to the 401(k) Plan and the deferred compensation plan aggregated $2.3 million for the fiscal year ended June 27, 1998, $1.4 million for the fiscal year ended June 28, 1997, and $1.7 million for the fiscal year ended June 29, 1996.

    Effective February 26, 1998, a defined contribution plan sponsored by PCs Compleat was consolidated with the Company's 401(k) Plan and all plan assets were transferred to the Company's 401(k) Plan on that date. Prior to the consolidation of the plans, PCs Compleat sponsored a defined contribution profit sharing plan that was intended to be qualified within the meaning of Code section 401(a) and that included a qualified cash or deferred arrangement within the meaning of Code section 401(k). The plan covered substantially all employees of PCs Compleat who met minimum age and service requirements and allowed participants to defer a portion of their annual compensation on a pre-tax basis. No contributions were made to the plan by PCs Compleat for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996.

12. STOCKHOLDERS' EQUITY

    COMMON STOCK--In September 1995, the Company completed a public offering, selling 8,050,000 newly-issued shares of Common Stock and receiving net proceeds of approximately $76,800,000 (net of offering costs of approximately $3,500,000).

    TREASURY STOCK--In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of June 27, 1998, the Company had purchased 2.2 million shares of Common Stock, to be held as treasury stock, for $60.0 million ($27.34 per share), pursuant to the September 1997 authorization. No additional purchases of Common Stock can currently be made by the Company pursuant to such authorization.

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

                                  COMPUSA INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
    Under the Long-Term Incentive Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options and generally become exercisable in cumulative installments over periods of three to four years and expire after ten years. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the Common Stock on the grant date.

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

    Stock option transactions related to both the Long-Term Incentive Plan and the PCs Compleat Plan are summarized in the following table:

                                                                    FISCAL YEAR ENDED
                                      ------------------------------------------------------------------------------
                                           JUNE 27, 1998             JUNE 28, 1997
                                      ------------------------  ------------------------        JUNE 29, 1996
                                                    WEIGHTED                  WEIGHTED    --------------------------
                                       NUMBER OF     AVERAGE     NUMBER OF     AVERAGE     NUMBER OF   OPTION PRICE
                                        OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS      PER SHARE
                                      -----------  -----------  -----------  -----------  -----------  -------------
Outstanding at beginning of year....    8,699,954   $   16.21     5,944,456   $    4.77     6,308,538  $  0.27- 7.78
Granted.............................      834,229       30.53     4,764,394       26.88     1,028,330     1.33-17.69
Exercised...........................   (1,521,023)       4.31    (1,473,030)       2.95    (1,070,312)    0.27- 7.83
Canceled............................     (115,428)      13.65      (535,866)      20.57      (322,100)    0.27- 8.85
                                      -----------               -----------               -----------
Outstanding at end of year..........    7,897,732   $   20.05     8,699,954   $   16.21     5,944,456  $  0.27-17.69
                                      -----------               -----------               -----------
                                      -----------               -----------               -----------

    The following table summarizes information about stock options outstanding at June 27, 1998:

                                                               STOCK OPTIONS
                             STOCK OPTIONS OUTSTANDING          EXERCISABLE
                            ----------------------------  -----------------------
                               WEIGHTED       WEIGHTED                 WEIGHTED
   RANGE OF                     AVERAGE        AVERAGE                  AVERAGE
   EXERCISE                 REMAINING LIFE    EXERCISE                 EXERCISE
    PRICES        SHARES        (YEARS)         PRICE       SHARES       PRICE
--------------  ----------  ---------------  -----------  ----------  -----------
$   0.27- 4.91   1,026,518           6.1      $    3.35      923,863   $    3.44
    5.72-10.38   1,679,180           6.0           7.33    1,373,244        7.08
   13.88-23.25   1,548,003           8.1          21.99      703,973       22.13
   24.81-34.82   3,644,031           8.4          29.79    1,333,329       29.69
                ----------                                ----------
                 7,897,732                                 4,334,409
                ----------                                ----------
                ----------                                ----------

    For the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996, the Company granted restricted stock awards for 88,150, 80,002, and 163,572 shares of Common Stock, respectively, to the Company's officers. The restricted stock awards vest to the employees on the fifth anniversary of the grant date. The vesting period may be accelerated to a minimum of three years if specified performance goals are met. As of June 27, 1998, the restricted stock awards granted in the fiscal year ended June 29, 1996 were vested to the employees due to the attainment of the specified performance goals. A provision for restricted shares is made ratably over the vesting period. Expense recognized under the plan for restricted shares was $1.3 million for fiscal 1998 and $729,500 for fiscal 1997.

                                  COMPUSA INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
    The Company has adopted the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As required by SFAS 123, pro forma information regarding net income and net income per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to June 24, 1995 under the fair value method provided for under SFAS
123. The fair value for those options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.04% to 6.75% for the fiscal year ended June 29, 1996, ranging from 5.67% to 6.60% for the fiscal year ended June 28, 1997, and ranging from 5.38% to 6.15% for the fiscal year ended June 27, 1998; a dividend yield of 0%; expected volatility of 52.6% for both the fiscal year ended June 29, 1996 and June 28, 1997, and 51.9% for the fiscal year ended June 27, 1998; and a weighted-average expected life of each option ranging from 1.66 years to 3.75 years for both the fiscal year ended June 29, 1996 and June 28, 1997, and 2.52 years to 3.61 years for the fiscal year ended June 27, 1998. The weighted average exercise prices and the weighted average fair values of employee stock options and restricted stock awards granted is as follows:

                                                                                FISCAL YEAR ENDED
                                                   ----------------------------------------------------------------------------
                                                        JUNE 27, 1998             JUNE 28, 1997             JUNE 29, 1996
                                                   ------------------------  ------------------------  ------------------------
                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                     AVERAGE     WEIGHTED      AVERAGE     WEIGHTED      AVERAGE     WEIGHTED
                                                    EXERCISE      AVERAGE     EXERCISE      AVERAGE     EXERCISE      AVERAGE
                                                      PRICE     FAIR VALUE      PRICE     FAIR VALUE      PRICE     FAIR VALUE
                                                   -----------  -----------  -----------  -----------  -----------  -----------
Exercise price of award on grant date:
  Less than market value.........................   $    0.00    $   24.81    $    0.00    $   17.09    $    1.82    $    6.99
  Equals market value............................       30.53        12.68        20.58         7.95         8.75         3.16
  Exceeds market value...........................      --           --            27.50         7.67       --           --

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

                                                                      FISCAL YEAR ENDED
                                                               -------------------------------
                                                               JUNE 27,   JUNE 28,   JUNE 29,
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net income:
  As reported................................................  $  31,543  $  93,886  $  59,665
  Pro forma..................................................     24,174     89,156     59,631

Basic earnings per share:
  As reported................................................  $    0.35  $    1.03  $    0.68
  Pro forma..................................................       0.26       0.98       0.68

Diluted earnings per share:
  As reported................................................  $    0.33  $    0.99  $    0.65
  Pro forma..................................................       0.26       0.94       0.65

                                  COMPUSA INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
    PREFERRED STOCK--The Company has authorized 10,000 shares of preferred stock, $.01 per share par value, none of which was issued and outstanding as of June 27, 1998. However, the Board of Directors has the authority, without further stockholder approval, to issue shares of preferred stock in one or more series and to determine the dividend rights, any conversion rights or rights of exchange, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences, and any other rights, preferences, privileges, and restrictions of any series of preferred stock, and the number of shares constituting such series and the designation thereof. The Company has no present plans to issue any shares of preferred stock. The terms of the Company's Senior Subordinated Notes limit the Company's ability to issue preferred stock (see Note 10).

    RIGHTS AGREEMENT--On April 29, 1994, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of Common Stock. As a result of the two-for-one stock split declared by the Board of Directors effective April 8, 1996 and November 18, 1996, the number of Rights associated with each outstanding share of Common Stock has been decreased to one-fourth of a Right in accordance with the provision of the Rights Agreement. The Rights will expire on April 28, 2004. Each Right will entitle its holder, in certain circumstances, to buy one ten-thousandth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") of the Company at the purchase price of $120.

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

    The Junior Preferred Stock will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to all other series of the Company's preferred stock. Each share of Junior Preferred Stock will represent the right to receive, when and if declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or 10,000 times the quarterly per share cash dividends declared on the Common Stock during the immediately preceding fiscal year. In addition, each share of Junior Preferred Stock will represent the right to receive 10,000 times any noncash dividends (other than dividends payable in Common Stock) declared on the Common Stock, in like kind. In the event of the liquidation, dissolution or winding up of the Company,

                                  COMPUSA INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)
each share of Junior Preferred Stock will represent the right to receive a liquidation payment in an amount equal to the greater of $1.00 per share or 10,000 times the liquidation payment made per share of Common Stock. Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock. In the event of any merger, consolidation, or other transaction in which common shares are exchanged, each share of Junior Preferred Stock will represent the right to receive 10,000 times the amount received per share of Common Stock. The rights of the Junior Preferred Stock as to dividends, liquidation, voting rights, and merger participation are protected by anti-dilution provisions.

    EXECUTIVE SEVERANCE ARRANGEMENTS--The Company has severance arrangements for all officers that provide severance pay benefits in the event of a change in control of the Company, as defined in the severance agreements. The Company's officers (32 persons) have employment agreements containing provisions pursuant to which those persons will receive lump sum severance payments in an amount up to 2.99 times the sum of (i) their current base salary at the time of termination, (ii) two times their target bonus for the bonus period in which the change in control occurs, and (iii) their annualized automobile allowance, together with payments in lieu of continued group insurance benefits.

13. SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes are as follows:

                                                                      FISCAL YEAR ENDED
                                                               -------------------------------
                                                               JUNE 27,   JUNE 28,   JUNE 29,
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Interest.....................................................  $  10,957  $  11,154  $  11,611
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Income taxes.................................................  $  48,623  $  59,823  $  35,253
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Financing and investing activities not affecting cash are as follows:

                                                                            FISCAL YEAR ENDED
                                                                  -------------------------------------
                                                                   JUNE 27,     JUNE 28,     JUNE 29,
                                                                     1998         1997         1996
                                                                  -----------  -----------  -----------
                                                                             (IN THOUSANDS)
Additions to property and equipment under capital leases........   $      93    $   1,043    $   4,491
                                                                  -----------  -----------  -----------
                                                                  -----------  -----------  -----------

14. ACQUISITION OF COMPUTER CITY

    On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation, for $211 million, payable in a note and cash. The purchase price is subject to certain post-closing adjustments based on the completion of an audit of Computer City's balance sheet as of the closing date. The sale will be accounted for under the purchase accounting method.

    In connection with the acquisition of Computer City, the Company issued a $136 million subordinated promissory note payable to Tandy Corporation (the "Seller Note"). The Seller Note provides for its repayment in semi-annual installments over a period of ten years at 9.48% interest per annum. The first three years of payments are interest only, with the first principal payment due in December 2001. The

                                  COMPUSA INC.

14. ACQUISITION OF COMPUTER CITY (CONTINUED)
Seller Note ranks pari passu with the Senior Subordinated Notes. The unpaid principal amount of the Seller Note may be prepaid, in whole or in part, at any time at the option of the Company, without premium or penalty.

    Concurrent with the acquisition, the Credit Agreement was amended with respect to certain of the financial ratios required to be maintained by the Company and the calculation of amounts available for future borrowings. As of August 31, 1998, after giving effect to the issuance of the Seller Note and the revisions to the Credit Agreement, the Company had approximately $194 million available for future borrowings under the Credit Agreement.

15. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              FIRST         SECOND        THIRD         FOURTH
                                                             QUARTER       QUARTER       QUARTER       QUARTER
                                                           ------------  ------------  ------------  ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JUNE 27, 1998:

Net sales................................................  $  1,191,812  $  1,456,725  $  1,451,819  $  1,185,685
Cost of sales and occupancy costs........................     1,016,213     1,241,979     1,246,634     1,035,891
Non-recurring amortization charge........................       --            --            --             55,885
Operating income (loss)..................................        39,283        56,267        42,631       (81,025)
Net income (loss)........................................        23,459        34,067        25,438       (51,421)

Basic earnings (loss) per share..........................  $       0.26  $       0.37  $       0.28  $      (0.57)
Diluted earnings (loss) per share........................  $       0.25  $       0.36  $       0.27  $      (0.57)

Weighted average common shares...........................        91,659        91,405        91,518        90,893
Weighted average common shares assuming dilution.........        95,514        95,508        94,692        90,893

YEAR ENDED JUNE 28, 1997:

Net sales................................................  $    990,530  $  1,198,603  $  1,272,882  $  1,148,508
Cost of sales and occupancy costs........................       853,610     1,031,876     1,089,902       978,019
Operating income.........................................        24,444        40,225        53,944        38,378
Net income...............................................        14,546        23,728        32,715        22,897

Basic earnings per share.................................  $       0.16  $       0.26  $       0.36  $       0.25
Diluted earnings per share...............................  $       0.15  $       0.25  $       0.35  $       0.24

Weighted average common shares...........................        90,094        90,788        91,110        91,348
Weighted average common shares assuming dilution.........        94,540        94,737        94,450        94,630

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                             INDEX TO EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger
               Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat,Inc., pursuant to which the Company acquired PCs Compleat.(7)

       2.2     Stock Purchase Agreement dated as of June 21, 1998 ("Stock Purchase Agreement") by and between Tandy
               Corporation and the Company for the purchase and sale of all outstanding capital stock of Computer
               City, Inc.(16)

       2.3     Amendment to Stock Purchase Agreement dated August 31, 1998.(16)

       3.1     Restated and Amended Certificate of Incorporation.(14)

       3.2     Restated and Amended Bylaws.(4)

       4.1     Specimen Common Stock Certificate (as amended).(13)

       4.2     Specimen 9 1/2% Senior Subordinated Note Due 2000.(3)

       4.3     Indenture dated June 17, 1993 (the "Indenture") among CompUSA Inc., as Issuer, Compudyne Products,
               Inc., Compudyne Direct, Inc., CompFinance Inc., CompService Inc., as Guarantors and U.S. Trust
               Company of Texas, N.A., as Trustee relating to 9 1/2% Senior Subordinated Notes Due 2000.(1)

       4.4     First Supplemental Indenture dated as of December 1, 1995 among the Company, CompTeam Inc.,
               CompFinance Inc., CompService Inc., and U.S. Trust Company of Texas, N.A., as Trustee.(6)

       4.5     Second Supplemental Indenture dated as of February 7, 1996 among the Company, CompTeam Inc.,
               CompFinance Inc., CompService Inc., CompUSA Holdings II Inc., and U.S. Trust Company of Texas, N.A.,
               as Trustee.(10)

       4.6     Third Supplemental Indenture dated as of May 14, 1996 among the Company, CompFinance Inc.,
               CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust
               Company of Texas, N.A., as Trustee.(10)

       4.7     Fourth Supplemental Indenture dated as of May 30, 1996 among the Company, CompFinance Inc.,
               CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc. and U.S. Trust Company
               of Texas, N.A., as Trustee.(10)

       4.8     Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc.,
               CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I
               Inc., CompUSA Management Company, CompUSA Stores L.P., CompUSA Holdings Company and U.S. Trust
               Company of Texas, N.A., as Trustee.(10)

       4.9     Sixth Supplemental Indenture dated as of August 31, 1998 among the Company, CompTeam Inc., CompUSA
               Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Stores L.P., CompUSA Holdings
               Company, CompUSA Management Company, Computer City, Inc. and U.S. Trust Company of Texas, N.A., as
               Trustee.(17)

       4.10    Subsidiary Guarantees of the Company's indebtedness under the Indenture executed by CompTeam Inc.,
               CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management Company,
               CompUSA Stores L.P. and CompUSA Holdings Company.(10)

       4.11    Subsidiary Guaranty dated as of August 31, 1998, of the Company's indebtedness under the Indenture executed by Computer City, Inc.(17)

       4.12    Rights Agreement dated April 29, 1994, between the Company and Bank One, Texas, N.A., as Rights
               Agent.(4)

 EXHIBIT NO.                                             INDEX TO EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
       4.13    Letter of the Company dated August 16, 1996, appointing American Stock Transfer & Trust Company as substitute Rights Agent under the Rights Agreement.(10)

       4.14    Subordinated Promissory Note dated August 31, 1998, in the principal amount of $136,000,000 issued in favor of Tandy Corporation.(16)

      10.1     $300,000,000 Second Amended and Restated Credit Agreement dated March 12, 1998, among the Company, certain lenders and NationsBank, N.A.(as successor to NationsBank of Texas, N.A.), as administrative lender (the "Credit Agreement").(15)

      10.2     First Amendment to the Credit Agreement, dated June 16, 1998, among the Company, certain lenders and
               NationsBank, N.A., as administrative lender.(17)

      10.3     Second Amendment to the Credit Agreement, dated August 31, 1998, among the Company, certain lenders and NationsBank, N.A., as administrative lender.(17)

      10.4     Subsidiary Guaranty dated as of March 12, 1998, of the Company's indebtedness under the Credit
               Agreement by CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompTeam Inc.,
               CompUSA Management Company, CompUSA Stores L.P., and CompUSA Holdings Company.(17)

      10.5     Agreement and Adoption of Subsidiary Guaranty dated August 31, 1998, of the Company's indebtedness under the Credit Agreement by Computer City, Inc. and the other subsidiaries of the Company.(17)

      10.6     Promissory Note dated March 12, 1998, in the principal amount of $35,000,000, issued in favor of
               NationsBank, N.A.(as successor to NationsBank of Texas, N.A.).(17)

      10.7     Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of Bank
               One, Texas, N.A.(17)

      10.8     Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of
               Credit Lyonnais New York Branch.(17)

      10.9     Promissory Note dated March 12, 1998, in the principal amount of $30,000,000, issued in favor of
               Wells Fargo Bank (Texas), N.A.(17)

      10.10    Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of The
               Bank of New York.(17)

      10.11    Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of The
               Bank of Nova Scotia.(17)

      10.12    Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of
               Fleet National Bank.(17)

      10.13    Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of
               Fifth Third Bank.(17)

      10.14    Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of
               Hibernia National Bank.(17)

      10.15    Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of
               Credit Suisse First Boston.(17)

      10.16    Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of
               Chase Bank of Texas National Association.(17)

      10.17    Promissory Note dated March 12, 1998, in the principal amount of $15,000,000, issued in favor of
               First Union National Bank.(17)

      10.18    Promissory Note dated March 12, 1998, in the principal amount of $29,000,000, issued in favor of Bank of America NT&SA.(17)

      10.19    The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc.
               as Landlord and CompUSA Inc. as Tenant.(2)

 EXHIBIT NO.                                             INDEX TO EXHIBITS
-------------  -----------------------------------------------------------------------------------------------------
      10.20    Form of Employment Agreement between the Company and each of J. Samuel Crowley, Paul F. Ewert, Ronald
               J. Gilmore, Harold D. Greenberg, Melvin D. McCall, Barry C. McCook, Lawrence N. Mondry, Stuart M.
               Needleman, Honorio J. Padron, Paul B. Poyfair, Robert N. Sayewitz, Robert S. Seay, James E. Skinner,
               Ronald D. Strongwater, Mark R. Walker and Anthony A. Weiss.(17)

      10.21    Form of Employment Agreement between the Company and each of Gary M. Bale, Aka A. DeMesa, Richard H.
               Foster, Rick L. Fountain, Ronald E. Freeman, J. Robert Gary, Robert M. Howe III, Edmund G. Jurica,
               Jr., Richard W. Levine, John S. Lostroscio, Leslie C. Marshall, Kellie J. McCluskey, Robert J.
               Verhagen and Catherine C. Witt.(17)

      10.22    Form of Employment Agreement dated as of August 16, 1996, between the Company and James F.
               Halpin.(10)

      10.23    Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F.
               Compton.(10)

      10.24    CompSavings Plan for Employees of CompUSA Inc. Plan and Trust Agreement, as Amended and Restated
               effective January 1, 1998.(17)

      10.25    Amended and Restated CompUSA Inc. Deferred Compensation Plan.(13)

      10.26    CompUSA Inc. Long-Term Incentive Plan.(12)

      10.27    PCs Compleat, Inc. 1991 Stock Option Plan.(9)

      10.28    CompUSA Inc. Officers' Bonus Plan.(17)

      11       Computations of Earnings per Share.(17)

      21       Subsidiaries.(17)

      23       Consent of Ernst & Young LLP.(17)

      27.1     Financial Data Schedule as of and for the year ended June 27, 1998.(18)

      27.2     Restated Financial Data Schedule as of and for the years ended June 28, 1997 and June 29, 1996.(18)

------------------------

 (1) Previously filed as an exhibit to Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992, and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1993, and incorporated herein by reference.

 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994, and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 1995, and incorporated herein by reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996, and incorporated herein by reference.

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

 (10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, and incorporated herein by reference.

 (11) Previously filed as an exhibit to the Company's Registration Statement No. 1-11566 on Form 8-A/A filed December 6, 1996, as amended.

 (12) Previously filed as an exhibit to Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.

 (13) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996, and incorporated herein by reference.

 (14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997, and incorporated herein by reference.

 (15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998, and incorporated herein by reference.

 (16) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 15, 1998, and incorporated herein by reference.

 (17) Filed herewith.

 (18) Included with EDGAR version only.