Form 10-Q
period 1998-09-26
COMPUSA INC
filed 1998-11-10
CIK 880323

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                  Yes /X/ No  / /

         The registrant had 93,893,059 shares of common stock, $.01 per share par value, outstanding as of November 5, 1998.

-------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 26, 1998 (unaudited)
                  and June 27, 1998...............................................................................3

         Consolidated Income Statements for the thirteen weeks
                  ended September 26, 1998 and September 27, 1997 (unaudited).....................................4

         Consolidated Statements of Cash Flows for the thirteen weeks ended September 26, 1998 and September 27, 1997 (unaudited).....................................5

         Notes to Consolidated Financial Statements (unaudited)...................................................6

     Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned and have each guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis and the Company does not consider such separate financial statements to be material to investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................................................................12


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................21

         SIGNATURES..............................................................................................22

EXHIBITS.........................................................................................................23

                                  COMPUSA INC.

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                             SEPTEMBER 26,     JUNE 27,
                                                                                 1998           1998
                                                                             ------------   -------------
                                                                              (UNAUDITED)
                                   ASSETS

Current assets:
  Cash and cash equivalents................................................  $    151,129    $    151,779
  Accounts receivable, net of allowance for doubtful accounts of $5,492
    and $3,524 at September 26, 1998 and June 27, 1998, respectively.......       259,540         214,084
  Merchandise inventories..................................................       776,992         520,762
  Deferred income taxes - current..........................................         8,459           9,762
  Prepaid expenses and other...............................................        63,578          26,480
                                                                             ------------   -------------
      Total current assets.................................................     1,259,698         922,867
Property and equipment, net................................................       229,279         210,528
Deferred income taxes......................................................        13,172          18,076
Costs in excess of net assets of acquired businesses.......................        92,967           3,069
Other assets...............................................................         5,424           5,970
                                                                             ------------   -------------
                                                                             $  1,600,540    $  1,160,510
                                                                             ------------   -------------
                                                                             ------------   -------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................................  $    755,687   $     534,620
  Accrued liabilities......................................................       173,415          98,714
  Current portion of capital lease obligations.............................           547             666
                                                                             ------------   -------------
      Total current liabilities............................................       929,649         634,000
Capital lease obligations..................................................         1,729           1,872
Senior Subordinated Notes..................................................       110,000         110,000
Note payable to Tandy Corporation..........................................       136,000              --
Commitments and contingencies..............................................            --              --
Stockholders' equity:
  Preferred stock, $.01 per share par value, 10,000 shares authorized,
    none issued............................................................            --              --
  Common stock, $.01 per share par value; 325,000,000 shares authorized with 93,898,014 and 93,372,545 shares issued at September 26, 1998 and
    June 27, 1998, respectively............................................           939             934
  Paid-in capital..........................................................       278,379         278,000
  Retained earnings........................................................       206,185         198,045
                                                                             ------------   -------------
                                                                                  485,503         476,979
  Less: Treasury stock, at cost, 2,507,227 shares at September 26, 1998
    and June 27, 1998......................................................       (62,341)        (62,341)
                                                                             ------------   -------------
      Total stockholders' equity............................................      423,162         414,638
                                                                             ------------   -------------
                                                                             $  1,600,540   $   1,160,510
                                                                             ------------   -------------
                                                                             ------------   -------------


                                See accompanying notes.

                                  COMPUSA INC.

                         CONSOLIDATED INCOME STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THIRTEEN WEEKS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 26,   SEPTEMBER 27,
                                                         1998            1997
                                                     ------------    ------------
Net sales........................................... $  1,392,140    $  1,191,812
Cost of sales and occupancy costs...................    1,195,786       1,016,213
                                                     ------------    ------------
   Gross profit.....................................      196,354         175,599

Operating expenses..................................      146,300         109,249
Pre-opening expenses................................        1,366           1,452
General and administrative expenses.................       32,637          25,615
                                                     ------------    ------------

   Operating income.................................       16,051          39,283

Other expense (income):
   Interest expense.................................        4,383           3,055
   Other expense (income), net......................       (1,540)         (1,918)
                                                     ------------    ------------
                                                            2,843           1,137
                                                     ------------    ------------
Income before income taxes..........................       13,208          38,146
Income tax expense..................................        5,068          14,687
                                                     ------------    ------------
Net income.......................................... $      8,140    $     23,459
                                                     ------------    ------------
                                                     ------------    ------------

Basic earnings per share............................ $       0.09    $       0.26
Diluted earnings per share.......................... $       0.09    $       0.25

Weighted average common shares......................       91,243          91,659
Weighted average common shares assuming dilution....       93,041          95,514







                                See accompanying notes.

                                  COMPUSA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THIRTEEN WEEKS ENDED
                                                                            -----------------------------
                                                                            SEPTEMBER 26,   SEPTEMBER 27,
                                                                               1998             1997
                                                                            -------------   -------------
Cash flows provided by operating activities:
  Net income............................................................... $      8,140    $     23,459
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization........................................       15,435          10,706
      Deferred income taxes................................................        6,207          (1,453)
      Other non-cash charges...............................................        2,410              --
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable................................................        2,859          (4,054)
        Merchandise inventories............................................      (81,407)       (129,853)
        Prepaid expenses and other assets..................................        6,498          (3,014)
      Increase in accounts payable and accrued liabilities.................      124,459         209,739
                                                                            ------------    ------------
          Total adjustments................................................       76,461          82,071
                                                                            ------------    ------------
          Net cash provided by operating activities........................       84,601         105,530

Cash provided by (used in) investing activities:
  Capital expenditures.....................................................      (12,713)        (21,155)
  Payment for purchase of Computer City, net of cash acquired..............      (73,341)             --
  Other....................................................................        1,152              14
                                                                            ------------    ------------
          Net cash used in investing activities............................      (84,902)        (21,141)

Cash flows (used in) provided by financing activities:
  Proceeds from issuance of common stock...................................          384           1,255
  Payments under capital lease obligations.................................         (733)           (679)
                                                                            ------------    ------------
          Net cash (used in) provided by financing activities..............         (349)            576

Net (decrease) increase in cash and cash equivalents.......................         (650)         84,965
Cash and cash equivalents at beginning of period...........................      151,779         209,929
                                                                            ------------    ------------

Cash and cash equivalents at end of period................................. $    151,129    $    294,894
                                                                            ------------    ------------
                                                                            ------------    ------------


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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete interim financial statements. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

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

2.       ACQUISITION OF COMPUTER CITY

         On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation ("Tandy"), for an initial purchase price of $211 million, payable in a note and cash. The purchase price is subject to certain post-closing adjustments based on the completion of an audit of Computer City's balance sheet as of the closing date. Based upon the preliminary balance sheet of Computer City as of the closing date, the Company has recorded a receivable of approximately $39 million from Tandy for the excess of the consideration paid at closing over the purchase price due in accordance with the provisions of the purchase agreement, resulting in a revised purchase price of approximately $172 million. Such receivable is included in prepaid expenses and other in the accompanying balance sheet.

         In connection with the acquisition of Computer City, the Company issued a $136 million subordinated promissory note payable to Tandy (the "Seller Note"). The Seller Note bears interest at a rate of 9.48% per annum and provides for its repayment in semi-annual installments over a period of ten years. The first three years of payments are interest only, with the first principal payment due in December 2001. The Seller Note ranks pari passu with the Company's 9 1/2% Senior Subordinated Notes due 2000 ("Senior Subordinated Notes"). The unpaid principal amount of the Seller Note may be prepaid, in whole or in part, at any time at the option of the Company, without premium or penalty.

         Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $12 million in cash and the assumption of certain liabilities.

                                  COMPUSA INC.

                                   (UNAUDITED)

2.       ACQUISITION OF COMPUTER CITY (CONTINUED)

         The purchase of Computer City has been accounted for under the purchase method of accounting. Accordingly, the purchase price paid has been preliminarily allocated to the acquired assets and liabilities based on estimated fair values as of the acquisition date. The excess of the purchase price paid over the estimated fair values of the acquired assets and liabilities of approximately $90 million is being amortized over 20 years on a straight-line basis. The Company will assess the recoverability of costs in excess of net assets acquired annually based on existing facts and circumstances and projected earnings before interest, depreciation, and amortization, on an undiscounted basis. Should the Company's assessment indicate an impairment of this asset in the future, an appropriate write-down will be recorded.

         The accompanying income statement for the thirteen weeks ended September 26, 1998 includes the results of operations from the acquisition date for the 37 Computer City stores in the United States (excluding two
"small market" stores) that the Company will continue to operate and convert to CompUSA Computer Superstores(SM). The results of liquidating the 55 Computer City stores in the United States closed by the Company and the seven Computer City supercenters in Canada sold by the Company, are not included in the accompanying income statement but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following proforma combined net sales, net income, and diluted earnings per share data summarize the results of operations for the first quarter of fiscal 1999 and 1998 as if Computer City had been acquired as of the beginning of fiscal
1998. The proforma results given below are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

                                                        THIRTEEN WEEKS ENDED
                                                  -------------------------------
                                                  SEPTEMBER 26,     SEPTEMBER 27,
                                                      1998               1997
                                                  ------------      ------------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)

Net sales........................................ $  1,515,407      $  1,373,098
Net income (loss)................................      (12,711)           13,817
Diluted earnings (loss) per share................        (0.14)             0.14


3.       EQUITY

         The Company adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in the preparation of the financial statements included in the Quarterly Report on Form 10-Q for the thirteen weeks December 27, 1997. In accordance with the provisions of SFAS No. 128, the Company is required to report both "basic" and "diluted" earnings per share and to restate previously reported earnings per share amounts to conform to the provisions of SFAS No. 128. Basic earnings per share has been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method. Earnings per share data for the first quarter of fiscal 1998 presented herein has been restated to conform with the provisions of SFAS No. 128.

                                  COMPUSA INC.

                                   (UNAUDITED)

3.       EQUITY (CONTINUED)

         The calculation of basic and diluted earnings per share is summarized as follows:

                                                                  THIRTEEN WEEKS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 26,   SEPTEMBER 27,
                                                                 1998            1997
                                                             -------------   -------------
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE:

Net income.................................................. $      8,140    $     23,459

Weighted average common shares outstanding..................       91,243          91,659
                                                             ------------    ------------

Basic earnings per share.................................... $       0.09    $       0.26
                                                             ------------    ------------
                                                             ------------    ------------

DILUTED EARNINGS PER SHARE:

Net income.................................................. $      8,140    $     23,459

Weighted average common shares outstanding..................       91,243          91,659
Incremental shares assuming dilution........................        1,798           3,855
                                                             ------------    ------------
Weighted average common shares assuming dilution............       93,041          95,514
                                                             ------------    ------------

Diluted earnings per share.................................. $       0.09    $       0.25
                                                             ------------    ------------
                                                             ------------    ------------

         In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of September 26, 1998, the Company had purchased 2.2 million shares of Common Stock, to be held as treasury stock, for approximately $60 million (approximately $27.34 per share), pursuant to the September 1997 authorization and, as a result, no additional treasury stock purchases can currently be made by the Company.

4.       COMMITMENTS AND CONTINGENCIES

         On August 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. The action alleges various violations of federal securities laws. Damages have not been specified. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case effectively consolidating the two cases. On September 25, 1998, the Company filed a motion to dismiss the consolidated complaint and such motion is currently pending. The Company believes the claims are without merit and intends to vigorously defend against such charges.

                                  COMPUSA INC.

                                   (UNAUDITED)

4.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

5.       SUBSIDIARY GUARANTEES

         The Senior Subordinated Notes are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                       AS OF AND FOR THE
                                                    THIRTEEN WEEKS ENDED
                                                -----------------------------
                                                SEPTEMBER 26,   SEPTEMBER 27,
                                                    1998            1997
                                                -------------   -------------
                                                       (IN THOUSANDS)
Intercompany receivables....................... $     56,790    $         12
Other current assets...........................      663,697         449,229
Noncurrent assets..............................      120,459         156,454
Intercompany payables..........................      160,586          58,052
Other current liabilities......................      254,556         189,720
Long-term debt and liabilities.................        1,273           2,161
Net sales......................................      942,405         822,357
Intercompany revenues..........................       56,218          46,417
Costs and expenses.............................      937,228         796,760
Intercompany expenses..........................       38,089          30,925
Net income.....................................       14,333          25,270

         In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

                                  COMPUSA INC.

                                   (UNAUDITED)

6.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                      THIRTEEN WEEKS ENDED
                                                                              --------------------------------------
                                                                                SEPTEMBER 26,      SEPTEMBER 27,
                                                                                    1998                1997
                                                                              ------------------ -------------------
                                                                                         (IN THOUSANDS)
Cash paid (received) during the periods for:
   Interest.................................................................    $        253        $        152
   Income taxes.............................................................          (7,662)              1,597

Investing activities not affecting cash are as follows:
   Additions to property and equipment under capital leases.................    $        471        $         95

7.       NEW ACCOUNTING PRONOUNCEMENTS

         The American Institute of Certified Public Accountant's (the "AICPA") Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The provisions of SOP 98-5 were adopted by the Company in the preparation of the financial statements included in this Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of the provisions of SOP 98-5 had no material impact on the Company's financial statements.

         The AICPA has issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires enterprises to report comprehensive income to measure more effectively all changes in equity of an enterprise that result from certain recognized transactions and other economic events other than income earned from the ordinary course of business. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 were adopted by the Company in the preparation of the financial statements included in this Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of the provisions of SFAS No. 130 had no material impact on the Company's financial statements.

                                  COMPUSA INC.

                                   (UNAUDITED)

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards requiring public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the annual disclosure requirements in the preparation of its Annual Report on Form 10-K for the fiscal year ending June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal year 2000. Management has not determined the impact of SFAS No. 131 on the Company's financial statement disclosures.

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

         The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, further reduced based upon financial covenants contained in the Credit Agreement. The Company's ability to incur borrowings under the Credit Agreement could be further limited in certain circumstances pursuant to the terms of the Senior Subordinated Notes indenture.

         Concurrent with the Company's acquisition of Computer City, the Credit Agreement was amended with respect to certain of the financial ratios required to be maintained by the Company and the calculation of amounts available for future borrowings. As of September 26, 1998, after giving effect to the issuance of the Seller Note and the revisions to the Credit Agreement, the Company had $242 million available for future borrowings under the Credit Agreement, after taking into account the limitations in the Senior Subordinated Notes indenture.

         Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (8.5% per annum as of September 26, 1998) or a rate based on the London Interbank Offering Rate (LIBOR) of 5.3% as of September 26, 1998, plus a specified margin, currently 1.25%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

         The Credit Agreement also limits the Company's ability to pay dividends and purchase shares of Common Stock. As of September 26, 1998, the Company had approximately $58.1 million available to pay dividends and purchase Common Stock pursuant to the provisions of the Credit Agreement. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the subsidiaries of the Company. However, the Credit Agreement allows the Company to designate one or more of its subsidiaries to be free from most of the restrictions under the Credit Agreement so long as no default will exist and such subsidiaries do not contribute more than 10% of the Company's consolidated cash flow or hold more than 10% of the Company's consolidated assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

         This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated herein and in the Company's filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market in the first quarter of fiscal 1998 with its CompUSA PC(TM) brand personal computers involves significant additional risks, including without limitation failure to achieve customer acceptance of the new products and substantial dependence on third parties for product quality and reliability and timely fulfillment of customer orders. Additionally, the Company's recent acquisition of Computer City involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to dispose of inventories and other assets, as well as future lease commitments, related to Computer City stores closed, and to retain Computer City's retail and corporate customers.

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

ACQUISITION OF COMPUTER CITY

         On August 31, 1998, the Company completed its acquisition of Computer City from Tandy for approximately $172 million. See "--Liquidity and Capital Resources." The purchase price is subject to certain post-closing adjustments based on the completion of an audit of Computer City's balance sheet as of the closing date. The acquisition was accounted for under the purchase accounting method.

         The Company has identified 37 Computer City stores in the United States (excluding two "small market" stores) that the Company intends to continue to operate and convert to CompUSA Computer Superstores(SM). Such conversion activities include conversion to CompUSA information systems as well as the reconfiguration of such stores to the CompUSA format. The conversion to the CompUSA information systems was completed in these stores in October 1998. The Company has initiated certain reconfiguration activities and expects such activities to be completed over a period of time in fiscal year 1999 and fiscal year 2000. The Company identified 55 Computer City stores in the United States for closure. Inventory liquidation sales were conducted at the majority of such stores through mid-October, at which time the stores were closed and the remaining merchandise inventories were transferred to other CompUSA Computer Superstores, including former
Computer City stores, for final liquidation. Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $12 million in cash and the assumption of certain liabilities.

         The 55 Computer City stores that the Company closed were generally in closer proximity to, and therefore the Company believes would have been more directly competitive with, existing CompUSA Computer Superstores than the 37 Computer City stores in the United States that have remained open as CompUSA Computer Superstores. Of the 37 stores acquired from Computer City that have remained open, 29 are located in metropolitan areas in which there are existing CompUSA Computer Superstores. The Company believes its decision to continue to operate these 29 stores is consistent with its strategy of opening additional Computer Superstores in existing markets to increase market penetration and to provide customers with more convenience and better service. However, the continued operation of these 29 stores may cause the rate of comparable store sales growth for the CompUSA Computer Superstores already in operation in such metropolitan areas to be lower than it would have been if these 29 Computer City stores had been closed.

GENERAL

         All references herein to "fiscal 1999" relate to the fifty-two weeks ending June 26, 1999, and references to "fiscal 1998" relate to the fifty-two weeks ended June 27, 1998. In addition, all references herein to "first quarter of fiscal 1999" relate to the thirteen weeks ended September 26, 1998, and all references to "first quarter of fiscal 1998" relate to the thirteen weeks ended September 27, 1997.

         The following table sets forth certain operating data for the
Company:

                                                                                      THIRTEEN WEEKS ENDED
                                                                              --------------------------------------
                                                                                SEPTEMBER 26,      SEPTEMBER 27,
                                                                                    1998                1997
                                                                              ------------------ -------------------
Stores open at end of period................................................             203                 134
Acquired Computer City stores (1)...........................................              37                  --
Stores opened during the period.............................................               4                   5
Stores relocated during the period..........................................               2                   1
Average net sales per gross square foot (2).................................    $        281        $        317
Comparable store sales (decrease) increase (3)..............................           (1.7%)               6.1%

--------------------------------------------------
(1) As of August 31, 1998, the Company acquired 37 Computer City stores that the Company intends to continue to operate as CompUSA Computer Superstores.
(2) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, including the 37 acquired Computer City stores, weighted by the number of months open during the period. For purposes of calculating average net sales per gross square foot, net sales are comprised of net sales generated from the Company's Computer Superstores, including the 37 acquired Computer City stores, as well as the Company's national accounts group, but exclude mail order sales.
(3) Comparable store sales are net sales for the Computer Superstores open the same number of months in both the indicated and previous period, including stores that were relocated or expanded during either period. For purposes of calculating the change in comparable store sales, net sales are comprised of net sales generated from the Company's Computer Superstores, as well as the Company's national accounts group, but exclude mail order sales. The sales of the 37 acquired Computer City stores are not included in the calculation of the change in comparable store sales for the first quarter of fiscal 1999.

         Comparable store sales decreased in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. The Company believes the decrease in comparable store sales was impacted by declines in average selling prices of certain of the Company's products, increased sales of lower-end computer systems, and lower corporate sales as well as by a reduction of sales in its Computer Superstores in September as a result of the inventory liquidation sales conducted at the Computer City stores closed by the Company. In addition, the Company believes the opening of additional Computer Superstores in existing markets, as well as the acquisition of 29 Computer City stores in existing markets, has resulted in some reductions in the rate of comparable store sales growth. CompUSA has historically opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service. The Company plans to continue its strategy of opening additional Computer Superstores in existing markets. Management believes the resulting diversion of sales from existing stores has adversely affected the Company's comparable store sales. However, the Company believes that this strategy should increase its awareness with local consumers, enhance its competitive position in such markets, and create efficiencies in advertising and management, and therefore is in the Company's long-term best interest.

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

         The results of operations of the Company for the first quarter of fiscal 1999 include the results of operations of the 37 acquired Computer City stores that the Company intends to continue to operate and convert to CompUSA Computer Superstores. The results of operations for the first quarter of fiscal 1999 exclude the operating results of the 55 Computer City stores in the United States closed by the Company and the seven Canadian Computer City supercenters sold by the Company.

         The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                        THIRTEEN WEEKS ENDED
                                                --------------------------------------
                                                  SEPTEMBER 26,      SEPTEMBER 27,
                                                      1998                1997
                                                ------------------ -------------------
Net sales.....................................           100.0%              100.0%
Cost of sales and occupancy costs.............            85.9                85.3
                                                ------------------ -------------------
Gross profit..................................            14.1                14.7
Operating expenses............................            10.5                 9.2
Pre-opening expenses..........................             0.1                 0.1
General and administrative expenses...........             2.3                 2.1
                                                ------------------ -------------------
Operating income..............................             1.2                 3.3
Interest expense and other income, net........             0.3                 0.1
                                                ------------------ -------------------
Income before income taxes....................             0.9                 3.2
Income tax expense............................             0.3                 1.2
                                                ------------------ -------------------
Net income....................................             0.6%                2.0%
                                                ------------------ -------------------
                                                ------------------ -------------------

FIRST QUARTER ENDED SEPTEMBER 26, 1998, COMPARED WITH THE FIRST QUARTER ENDED SEPTEMBER 27, 1997

         Net sales for the first quarter of fiscal 1999 increased 16.8% to $1.39 billion from $1.19 billion for the first quarter of fiscal 1998. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the first quarter of fiscal 1998 and the sales generated by the former Computer City stores subsequent to their acquisition. However, comparable store sales by the CompUSA Computer Superstores decreased 1.7% from the first quarter of fiscal 1998. Despite an increase in overall sales and the number of personal computer systems sold in the first quarter of fiscal 1999, sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, increased sales of lower-end computer systems, and lower corporate sales. The Company also believes the change in comparable store sales was negatively impacted by a reduction of sales in the CompUSA Computer Superstores in September as a result of (i) inventory liquidation sales conducted at the Computer City stores closed by the Company and (ii) the sales of the 29 former Computer City stores located in metropolitan areas in which there are existing CompUSA Computer Superstores. Additionally, in the first quarter of fiscal 1999, average net sales per CompUSA Computer Superstore, including the 37 acquired Computer City stores, decreased approximately 12% from the first quarter of fiscal 1998. The Company believes average net sales per Computer Superstore were negatively impacted by decreases in average selling prices, an increase in sales of lower-end computer systems and lower sales per store by the 37 acquired Computer City stores.

         Gross profit was $196 million, or 14.1% of net sales, in the first quarter of fiscal 1999, compared with $176 million, or 14.7% of net sales, in the first quarter of fiscal 1998. The decline in gross profit as a percentage of net sales in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998 was due, in part, to an increase in occupancy costs as a percentage of net sales. Occupancy costs, which are generally fixed in nature, deleveraged in the first quarter of fiscal 1999 as a result of lower average net sales per Computer Superstore compared to the first quarter of fiscal 1998 in general, as well as average net sales per store at the former Computer City stores that were lower than those of the CompUSA Computer Superstores. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues were lower at the former Computer City stores than at the Company's other stores. Service revenues typically have higher gross margins than merchandise sales.

         Operating expenses were $146.3 million, or 10.5% of net sales, in the first quarter of fiscal 1999, compared with $109.2 million, or 9.2% of net sales, in the first quarter of fiscal 1998. The increase in operating expenses as a percentage of net sales for the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998 was due to a $2.4 million charge for the anticipated closure of three CompUSA Computer Superstores and increased personnel and facility expenses. In the first quarter of fiscal 1999, the Company recorded a $2.4 million charge related to the costs to close three CompUSA Computer Superstores. The stores to be closed are located in markets in which there is both a former Computer City store and a CompUSA Computer Superstore and the former Computer City store will continue to be operated as a CompUSA Computer Superstore. Personnel expenses in the first quarter of fiscal 1999 increased as a percentage of net sales primarily due to increases in service revenues as percentages of net sales. Personnel expenses generally constitute a higher percentage of net sales for service revenues than for merchandise sales. In addition, personnel expenses constituted a higher percentage of net sales at the former Computer City stores than at the Company's other stores. Facilities expenses increased as a percentage of net sales in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998. Facilities expenses are generally fixed in nature and deleveraged in the first quarter of fiscal 1999 as a result of lower net sales per store. These increases were partially offset by lower net advertising expense as a percentage of net sales due to increased vendor participation.

         Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses as incurred. In the first quarter of fiscal 1999, the Company incurred $1.4 million in pre-opening expenses, compared with $1.5 million in pre-opening expenses incurred in the first quarter of fiscal 1998.

         General and administrative expenses were $32.6 million, or 2.3% of net sales, in the first quarter of fiscal 1999, compared with $25.6 million, or 2.1% of net sales, in the first quarter of fiscal 1998. The increase in general and administrative expenses as a percentage of net sales was primarily due to costs related to the expansion of the Company's corporate facilities and personnel to support the Company's growth as well as deleveraging of corporate facilities expenses, which are generally fixed in nature. In addition, general and administrative expenses increased as a result of costs incurred to support the operations of the acquired Computer City stores. These increases were partially offset by lower incentive compensation expense.

         Interest expense and other income, net, was $2.8 million, or 0.3% of net sales, in the first quarter of fiscal 1999 compared with $1.1 million, or 0.1% of net sales, in the first quarter of fiscal 1998. The increase in interest expense and other income was due to the first month of interest expense on the $136 million note payable to Tandy Corporation related to the acquisition of Computer City. See "--Liquidity and Capital Resources."

         The Company's effective tax rate was 38.5% for both the first quarter of fiscal 1999 and the first quarter of fiscal 1998.

         As a result of the above, net income for the first quarter of fiscal 1999 was $8.1 million, or $.09 per diluted share, compared with net income of $23.5 million, or $.25 per diluted share, for the first quarter of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 26, 1998, total assets were $1.60 billion, $1.26 billion of which were current assets, including $151 million of cash and cash equivalents. Net cash provided by operating activities for the first quarter of fiscal 1999 was $84.6 million, which was primarily attributable to the net income for the quarter and an increase in accounts payable.

         Approximately three-fourths of the Company's net sales during the first quarter of both fiscal 1999 and fiscal 1998 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

         Merchandise inventories increased to $777 million at September 26, 1998, from $521 million at June 27, 1998. The increase in merchandise inventories is primarily attributable to inventories at the four Computer Superstores opened in the first quarter of fiscal 1999 and the 37 acquired Computer City stores, higher inventories held at the Company's configuration center, as well as inventories received in anticipation of seasonal promotional sales to be held in the second quarter of fiscal 1999. At September 26, 1998, inventory per store was $3.7 million, compared with $4.4 million at September 27, 1997.

         Capital expenditures during the first quarter of fiscal 1999 were $12.7 million, of which $2.2 million were for fiscal 1999 new stores, $1.4 million were for the conversion of the acquired Computer City stores to the CompUSA format, and $5.7 million were for existing stores, compared with $21.2 million of capital expenditures during the first quarter of fiscal 1998, of which $3.4 million were for fiscal 1998 new stores and $3.0 million were for existing stores. The Company plans to open 15 to 20 Computer Superstores in fiscal 1999. In addition to the capital expenditures incurred in connection with new stores, the Company also incurred capital expenditures in the first quarter of fiscal 1999 and the first quarter of fiscal 1998 related to improvements in information systems and existing stores, and additions to property and equipment at the Company's corporate facilities. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

         The Company has an unsecured $300 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in March 2001. The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth and restricts, among other things, the Company's ability to incur additional indebtedness. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, further reduced based upon the financial covenants contained in the Credit Agreement. The Company's ability to incur borrowings under the Credit Agreement could be further limited in certain circumstances pursuant to the terms of the indenture related to the Senior Subordinated Notes. At September 26, 1998, no borrowings were outstanding under the Company's Credit Agreement and the Company had $242 million available for future borrowings under the Credit Agreement, after taking into account the limitations in the Senior Subordinated Notes indenture.

         The Company also finances certain fixture and equipment acquisitions through equipment lessors. Lease financing is available from numerous sources and the Company evaluates equipment leasing as a supplemental source of financing on a continuing basis.

         In connection with the acquisition of Computer City, the Company issued a $136 million subordinated promissory note payable to Tandy (the "Seller Note"). The Seller Note bears interest at a rate of 9.48% per annum and provides for its repayment in semi-annual installments over a period of ten years. The first three years of payments are interest only, with the first principal payment due in December 2001. The Seller Note ranks pari passu with the Senior Subordinated Notes. The unpaid principal amount of the Seller Note may be prepaid, in whole or in part, at any time at the option of the Company, without premium or penalty.

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

NEW PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The adoption of the disclosure requirements of SFAS No. 130 in the preparation of this Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998 had no impact on the Company's financial statements. The Company will adopt the annual disclosure requirements of SFAS No. 131 in the preparation of its Annual Report on Form 10-K for the fiscal year ending June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal year 2000. The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer
Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1. Also, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 in the preparation of this Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of SOP
98-5 has had no material impact on the Company's financial statements.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term
"computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in October 1996, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 26, 1998, it had completed approximately 40% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software.
The projects comprising the remaining 60% of the initiatives are in process and expected to be completed on or about June 30, 1999.

                                                                                                    PERCENT
YEAR 2000 INITIATIVE                                                             TIME FRAME         COMPLETE
                                                                              ------------------ ---------------
Initial IT systems identification and assessment............................     10/96-3/97           100%
Remediation and testing regarding central system issues.....................      5/97-4/98           100%
Remediation and testing regarding departmental system issues................      3/98-6/99            75%
Remediation and testing regarding store and distribution system issues......      8/98-6/99             5%
Upgrades to telephone/PBX and other systems.................................     3/98-11/98            80%
Electronic data interchange trading partner conversions.....................      3/98-3/99            20%
Identification, assessment, remediation, and testing regarding desktop and
   individual system issues.................................................      2/98-6/99            65%
Identification and assessment regarding non-IT system issues................     4/98-12/98            30%
Remediation and testing regarding non-IT system issues......................      9/98-6/99             0%

         The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of October 23, 1998, the Company had received responses from approximately 51% of such third parties, and 76% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $5 million, which expenditures will be funded from operating cash flows. Such amount represents approximately 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of September 26, 1998, the Company had incurred costs of approximately $2.0 million related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $2.0 million relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.

         The Company has engaged an independent expert to evaluate its Year 2000 identification, assessment, remediation, and testing efforts.

         The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

         Note 4 of the Notes to Consolidated Financial Statements in Part I,
Item 1 is incorporated herein by reference as if fully restated herein. Note 4 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

         3.1   Restated and Amended Certificate of Incorporation. (1)
         3.2   Restated and Amended Bylaws. (2)
        10     Second Amendment to the Credit Agreement, dated August 31, 1998, among the Company, certain lenders and NationsBank, N.A., as administrative lender. (3)
        11     Computation of Income per Common and Common Equivalent Share. (4)
        27.1   Financial Data Schedule. (5)
        27.2   Restated Financial Data Schedule. (5)
     (b) Reports on Form 8-K.

         Current Report on Form 8-K dated August 31, 1998, as filed with the Securities and Exchange Commission regarding the Company's acquisition of Computer City, Inc.

--------------
         (1) Previously filed as an exhibit to the Company's Registration Statement No. 1-11566 on Form 8-A/A filed December 6, 1996, as amended and incorporated herein by reference.
         (2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994, and incorporated herein by reference.
         (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, and incorporated herein by reference.
         (4)  Filed herewith.
         (5)  Included with EDGAR version only.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CompUSA Inc.

Date:  November 10, 1998      By:  /s/  JAMES E. SKINNER
                                 -------------------------
                                        James E. Skinner

                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)