Form 10-Q
period 1998-12-26
COMPUSA INC
filed 1999-02-09
CIK 880323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998

                                       OR


         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     The registrant had 91,475,786 shares of common stock, $.01 per share par value, outstanding as of February 5, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at December 26, 1998 (unaudited)
                  and June 27, 1998...............................................................................3

         Consolidated Income Statements for the thirteen weeks and twenty-six weeks ended December 26, 1998 and December 27, 1997 (unaudited).......................................4

         Consolidated Statements of Cash Flows for the twenty-six weeks ended December 26, 1998 and December 27, 1997 (unaudited).......................................5

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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.......................................................................................24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................25

SIGNATURES.......................................................................................................26

EXHIBITS.........................................................................................................27

                                  COMPUSA INC.

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                 DECEMBER 26,         JUNE 27,
                                                                                     1998               1998
                                                                              ------------------ -------------------
                                                                                 (UNAUDITED)
                                   ASSETS
Current assets:
   Cash and cash equivalents................................................    $    402,899        $    151,779
   Accounts  receivable,  net of allowance  for doubtful  accounts of $5,259
     and $3,524 at December 26, 1998 and June 27, 1998, respectively........         254,988             214,084
   Merchandise inventories..................................................         815,825             520,762
   Deferred income taxes - current..........................................           8,721               9,762
   Prepaid expenses and other...............................................          22,225              26,480
                                                                              ------------------ -------------------
     Total current assets...................................................       1,504,658             922,867
Property and equipment, net.................................................         232,860             210,528
Deferred income taxes.......................................................          14,229              18,076
Costs in excess of net assets of acquired businesses........................          91,390               3,069
Other assets................................................................           5,990               5,970
                                                                             ------------------- -------------------
                                                                                $  1,849,127        $  1,160,510
                                                                              ================== ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................    $    966,809        $    534,620
   Accrued liabilities......................................................         195,536              98,714
   Current portion of capital lease obligations.............................           1,166                 666
                                                                              ------------------ -------------------
     Total current liabilities..............................................       1,163,511             634,000
Capital lease obligations...................................................             633               1,872
Senior Subordinated Notes...................................................         110,000             110,000
Note payable to Tandy Corporation...........................................         136,000                  --
Commitments and contingencies...............................................              --                  --
Stockholders' equity:
   Preferred  stock,  $.01 per share par value,  10,000  shares  authorized,
     none issued............................................................              --                  --
   Common stock,  $.01 per share par value;  325,000,000  shares  authorized with  93,943,299 and 93,372,545  shares issued at December 26, 1998 and
     June 27, 1998, respectively............................................             939                 934
   Paid-in capital..........................................................         278,629             278,000
   Retained earnings........................................................         221,756             198,045
                                                                              ------------------ -------------------
                                                                                     501,324             476,979
   Less: Treasury stock, at cost,  2,507,227 shares at December 26, 1998 and
     June 27, 1998..........................................................         (62,341)            (62,341)
                                                                              ------------------ -------------------
     Total stockholders' equity.............................................         438,983             414,638
                                                                              ------------------ -------------------
                                                                                $  1,849,127        $  1,160,510
                                                                              ================== ===================


                             See accompanying notes.

                                  COMPUSA INC.

                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                       -------------------------------------- --------------------------------------
                                            DECEMBER 26,       DECEMBER 27,      DECEMBER 26,         DECEMBER 27,
                                               1998               1997              1998                 1997
                                       ----------------- -------------------- ------------------ -------------------
Net sales............................    $   1,776,374      $   1,456,725       $  3,168,514        $  2,648,537
Cost of sales and occupancy costs....        1,536,611          1,241,979          2,732,397           2,258,192
                                       ----------------- -------------------- ------------------ -------------------
   Gross profit......................          239,763            214,746            436,117             390,345

Operating expenses...................          170,461            125,658            316,761             234,907
Pre-opening expenses.................            2,095              4,028              3,461               5,480
General and administrative expenses..           38,358             28,793             70,995              54,408
                                       ----------------- -------------------- ------------------ -------------------

   Operating income..................           28,849             56,267             44,900              95,550

Other expense (income):
   Interest expense..................            6,989              3,041             11,372               6,096
   Other income, net.................           (3,504)            (2,166)            (5,044)             (4,084)
                                       ----------------- -------------------- ------------------ -------------------
                                                 3,485                875              6,328               2,012
                                       ----------------- -------------------- ------------------ -------------------
Income before income taxes...........           25,364             55,392             38,572              93,538
Income tax expense...................            9,793             21,325             14,861              36,012
                                       ----------------- -------------------- ------------------ -------------------
Net income...........................    $      15,571      $      34,067       $     23,711        $     57,526
                                       ================= ==================== ================== ===================

Basic earnings per share.............    $        0.17      $        0.37       $       0.26        $       0.63
Diluted earnings per share...........    $        0.17      $        0.36       $       0.26        $       0.60

Weighted average common shares.......           91,408             91,405             91,325              91,532
Weighted average common shares
   assuming dilution.................           92,834             95,508             92,938              95,511


                             See accompanying notes.

                                  COMPUSA INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       TWENTY-SIX WEEKS ENDED
                                                                              --------------------------------------
                                                                                   DECEMBER 26,        DECEMBER 27,
                                                                                      1998                1997
                                                                              -----------------  -------------------
Cash flows provided by operating activities:
   Net income...............................................................    $     23,711        $     57,526
     Adjustments  to reconcile  net income to net cash provided by operating activities:
       Depreciation and amortization........................................          33,002              22,212
       Deferred income taxes................................................           4,888              (1,027)
       Other non-cash charges...............................................           2,410                  --
     Changes in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable................................................           4,125              (8,861)
         Merchandise inventories............................................        (133,537)           (178,896)
         Prepaid expenses and other assets..................................           8,214              (5,834)
       Increase in accounts payable and accrued liabilities.................         371,006             275,526
                                                                              ------------------ -------------------
           Total adjustments................................................         290,108             103,120
                                                                              ------------------ -------------------
           Net cash provided by operating activities........................         313,819             160,646

Cash (used in) provided by investing activities:
   Capital expenditures.....................................................         (36,391)            (49,748)
   Payment for purchase of Computer City, net of cash acquired..............         (34,841)                 --
   Proceeds from sale of Canadian stores....................................           8,980                  --
   Other....................................................................             385                 697
                                                                              ------------------ -------------------
           Net cash used in investing activities............................         (61,867)            (49,051)

Cash flows provided by (used in) financing activities:
   Proceeds from issuance of common stock...................................             378               2,576
   Purchase of treasury stock...............................................              --             (30,902)
   Payments under capital lease obligations.................................          (1,210)             (1,463)
                                                                              ------------------ -------------------
           Net cash used in financing activities............................            (832)            (29,789)

Net increase in cash and cash equivalents...................................         251,120              81,806
Cash and cash equivalents at beginning of period............................         151,779             209,929
                                                                              ------------------ -------------------
Cash and cash equivalents at end of period..................................    $    402,899        $    291,735
                                                                              ================== ===================


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

2.   ACQUISITION OF COMPUTER CITY

     On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation ("Tandy"), for a purchase price of approximately $172 million, subject to certain post-closing adjustments, payable in a note and cash.

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

     Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $9.0 million in cash and the assumption of certain liabilities.

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

     The accompanying income statements for the thirteen and twenty-six weeks ended December 26, 1998 include the results of operations from the acquisition date for the 37 Computer City stores in the United States that the Company is operating as CompUSA Computer Superstores(SM) and two former Computer City "small market" stores. The results of liquidating the 55
Computer City stores in the United States closed by the Company, and the seven Computer City supercenters in Canada sold by the Company, are not included in the accompanying income statement but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following pro forma combined net sales, net income, and diluted earnings per share data summarize the results of operations for the second quarter of fiscal 1998 and first six months of fiscal 1999 and 1998 as if Computer City had been acquired as of the beginning of fiscal 1998. The pro forma results given below are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

                                       THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                       -------------------- --------------------------------------
                                           DECEMBER 27,         DECEMBER 26,       DECEMBER 27,
                                               1997                1998                1997
                                       -------------------- ------------------ -------------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................      $  1,680,358       $  3,291,781        $  3,053,456
Net income...........................            23,163              2,860              36,980
Diluted earnings per share...........              0.24               0.03                0.39

                                  COMPUSA INC.

                                   (UNAUDITED)

3.   EQUITY

     The calculation of basic and diluted earnings per share is summarized as follows:

                                                THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                       -------------------------------------- --------------------------------------
                                          DECEMBER 26,         DECEMBER 27,       DECEMBER 26,        DECEMBER 27,
                                              1998                1997                1998                1997
                                       -----------------  ------------------- ------------------ -------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC EARNINGS PER SHARE:
Net income...........................    $      15,571       $     34,067        $    23,711        $     57,526

Weighted average common shares
   outstanding.......................           91,408             91,405             91,325              91,532
                                       -----------------  ------------------- ------------------ -------------------

Basic earnings per share.............    $        0.17       $       0.37        $      0.26        $       0.63
                                       =================  =================== ================== ===================

DILUTED EARNINGS PER SHARE:
Net income...........................    $      15,571       $     34,067        $    23,711        $     57,526

Weighted average common shares
   outstanding.......................           91,408             91,405             91,325              91,532
Incremental shares assuming dilution.            1,426              4,103              1,613               3,979
                                       -----------------  ------------------- ------------------ -------------------
Weighted average common shares
   assuming dilution.................           92,834             95,508             92,938              95,511
                                       -----------------  ------------------- ------------------ -------------------

Diluted earnings per share...........    $        0.17       $       0.36        $      0.26        $       0.60
                                       =================  =================== ================== ===================

     In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of common stock of the Company ("Common Stock"). As of December 26, 1998, the Company had purchased 2.2 million shares of Common Stock, to be held as treasury stock, for approximately $60 million (approximately $27.34 per share), pursuant to the September 1997 authorization and, as a result, no additional treasury stock purchases can currently be made by the Company.

4.   COMMITMENTS AND CONTINGENCIES

     On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. The action alleges various violations of federal securities laws. Damages have not been specified. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case, effectively consolidating the two cases. On September 25, 1998, the Company filed a motion to dismiss the consolidated complaint and such motion is currently pending. The Company believes the claims are without merit and intends to vigorously defend against such charges.

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

5.   SUBSIDIARY GUARANTEES

     The Senior Subordinated Notes are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                                        AS OF AND FOR THE
                                                                                     TWENTY-SIX WEEKS ENDED
                                                                              --------------------------------------
                                                                                  DECEMBER 26,        DECEMBER 27,
                                                                                     1998                 1997
                                                                              ------------------ -------------------
                                                                                         (IN THOUSANDS)
Intercompany receivables....................................................    $     85,233        $     69,537
Other current assets........................................................         679,146             516,176
Noncurrent assets...........................................................          96,204             169,028
Intercompany payables.......................................................         123,593              12,930
Other current liabilities...................................................         272,228             239,552
Long-term debt and liabilities..............................................           1,178               2,065
Net sales...................................................................       2,184,705           1,810,000
Intercompany revenues.......................................................         127,190             102,919
Costs and expenses..........................................................       2,163,319           1,746,952
Intercompany expenses.......................................................          84,156              68,059
Net income..................................................................          39,619              60,213

     In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

                                  COMPUSA INC.

                                   (UNAUDITED)

6.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                     TWENTY-SIX WEEKS ENDED
                                                                              --------------------------------------
                                                                                DECEMBER 26,        DECEMBER 27,
                                                                                    1998                1997
                                                                              ------------------ -------------------
                                                                                         (IN THOUSANDS)
Cash paid (received) during the periods for:
   Interest.................................................................    $      5,536        $      5,510
   Income taxes.............................................................          (7,983)             28,130

Investing activities not affecting cash are as follows:
   Additions to property and equipment under capital leases.................    $        471        $         95

Financing activities not affecting cash are as follows:
   Note payable to Tandy Corporation........................................    $    136,000        $         --

7.   NEW ACCOUNTING PRONOUNCEMENTS

     The American Institute of Certified Public Accountant's (the "AICPA") Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The provisions of SOP 98-5 were adopted by the Company in the preparation of the financial statements included in the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of the provisions of SOP 98-5 had no material impact on the Company's financial statements.

     The AICPA has issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires enterprises to report comprehensive income to measure more effectively all changes in equity of an enterprise that result from certain recognized transactions and other economic events other than income earned from the ordinary course of business. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 were adopted by the Company in the preparation of the financial statements included in the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of the provisions of SFAS No. 130 had no material impact on the Company's financial statements.

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

     The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, further reduced based upon financial covenants contained in the Credit Agreement. The Company's ability to incur borrowings under the Credit Agreement could be further limited in certain circumstances pursuant to the terms of the Senior Subordinated Notes indenture. Subject to the financial covenants contained in the Credit Agreement, as of December 26, 1998, the Company had $190 million available for future borrowings under the Credit Agreement.

     Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (7.8% per annum as of December 26, 1998) or a rate based on the London Interbank Offering Rate (LIBOR) ranging from 5.2% to 5.3% as of December 26, 1998, plus a specified margin, currently 1.25%. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

     The Credit Agreement also limits the Company's ability to pay dividends and purchase shares of Common Stock. As of December 26, 1998, the Company had approximately $71.5 million available to pay dividends and purchase Common Stock pursuant to the provisions of the Credit Agreement. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the subsidiaries of the Company. However, the Credit Agreement allows the Company to designate one or more of its subsidiaries to be free from most of the restrictions under the Credit Agreement so long as no default will exist and such subsidiaries do not contribute more than 10% of the Company's consolidated cash flow or hold more than 10% of the Company's consolidated assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated herein and in the Company's filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market with its CompUSA PC(TM) brand personal computers in the first quarter of fiscal 1998 and the opening of its own build-to-order manufacturing facility in the second quarter of fiscal 1999 involve significant additional risks, including without limitation failure to achieve customer acceptance of the new products, substantial dependence on third parties for quality and reliability of component parts, and the Company's ability to fulfill customer orders timely. Additionally, the Company's acquisition of Computer City in the first quarter of fiscal 1999 involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to dispose of inventories and other assets, as well as future lease commitments, related to Computer City stores closed, and to retain Computer City's retail and corporate customers.

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

ACQUISITION OF COMPUTER CITY

     On August 31, 1998, the Company completed its acquisition of Computer City from Tandy for approximately $172 million, subject to certain post-closing adjustments. See "--Liquidity and Capital Resources." The acquisition was accounted for under the purchase accounting method.

     The Company is operating 37 Computer City stores in the United States as CompUSA Computer Superstores(SM) and two former Computer City "small market" stores. Such stores were converted to the CompUSA information systems in September and October 1998. The Company has initiated certain activities to reconfigure these stores to the CompUSA format and expects such activities to be completed over a period of time in fiscal 1999 and fiscal 2000. The Company identified 55 Computer City stores in the United States for closure. Inventory liquidation sales were conducted at the majority of such stores through mid-October, at which time the stores were closed and the remaining merchandise inventories were transferred to other CompUSA Computer Superstores, including former Computer City stores, for final liquidation. Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $9.0 million in cash and the assumption of certain liabilities.

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

GENERAL

     All references herein to "fiscal 1999" relate to the fifty-two weeks ending June 26, 1999, and references to "fiscal 1998" relate to the fifty-two weeks ended June 27, 1998. In addition, all references herein to "second quarter of fiscal 1999" and "first six months of fiscal 1999" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 26, 1998, and all references to "second quarter of fiscal 1998" and "first six months of fiscal 1998" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 27, 1997.

     The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                       -------------------------------------- --------------------------------------
                                             DECEMBER 26,      DECEMBER 27,       DECEMBER 26,        DECEMBER 27,
                                                 1998              1997               1998                1997
                                       ------------------  ------------------ ------------------ -------------------
Net sales............................            100.0%             100.0%             100.0%              100.0%
Cost of sales and occupancy costs....             86.5               85.3               86.2                85.3
                                       ------------------  ------------------ ------------------ -------------------
Gross profit.........................             13.5               14.7               13.8                14.7
Operating expenses...................              9.6                8.6               10.0                 8.9
Pre-opening expenses.................              0.1                0.2                0.2                 0.1
General and administrative expenses..              2.2                2.0                2.2                 2.1
                                       ------------------  ------------------ ------------------ -------------------
Operating income.....................              1.6                3.9                1.4                 3.6
Interest  expense  and other  income,
   net...............................              0.2                0.1                0.2                 0.1
                                       ------------------  ------------------ ------------------ -------------------
Income before income taxes...........              1.4                3.8                1.2                 3.5
Income tax expense...................              0.5                1.5                0.5                 1.3
                                       ------------------  ------------------ ------------------ -------------------
Net income...........................              0.9%               2.3%               0.7%                2.2%
                                       ==================  ================== ================== ===================

         The following table sets forth certain operating data for the Company:

                                                THIRTEEN WEEKS ENDED                 TWENTY-SIX WEEKS ENDED
                                       -------------------------------------- --------------------------------------
                                         DECEMBER 26,         DECEMBER 27,        DECEMBER 26,        DECEMBER 27,
                                             1998                 1997                1998                1997
                                       -----------------  ------------------- ------------------ -------------------
Stores open at end of period.........              210                148                210                 148
Computer City stores  acquired during
     the period (1)..................               --                 --                 37                  --
Stores opened during the period......                7                 14                 11                  19
Stores relocated during the period...                2                  1                  4                   2
Average  net sales  per gross  square
   foot (2):
    Excluding Computer City stores...    $         323       $        363       $        610        $        680
    Including Computer City stores...    $         309       $        363       $        590        $        680
Average   net  sales   per   Computer
   Superstore:
    Excluding Computer City stores...    $       8,901       $      9,916       $     16,777        $     18,518
    Including Computer City stores...    $       8,123       $      9,916       $     15,700        $     18,518
Comparable   store  sales  (decrease)
   increase (3)......................            (4.7%)              8.8%              (3.3%)               7.6%

-------------------------
(1) As of August 31, 1998, the Company acquired 37 Computer City stores that the Company is operating as CompUSA Computer Superstores.
(2) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, weighted by the number of months open during the period. For purposes of calculating average net sales per gross square foot, net sales are comprised of net sales generated from the Company's Computer Superstores as well as the Company's national accounts group, but exclude sales of CompUSA Direct, the Company's internet and mail order sales division.
(3) Comparable store sales are net sales for the Computer Superstores open the same number of months in both the indicated and previous period, including stores that were relocated or expanded during either period. For purposes of calculating the change in comparable store sales, net sales are comprised of net sales generated from the Company's Computer Superstores, as well as the Company's national accounts group, but exclude sales of CompUSA Direct, the Company's internet and mail order sales division. The sales of the 37 acquired Computer City stores are not included in the calculation of the change in comparable store sales for the thirteen and twenty-six weeks ended December 26, 1998.

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

         The results of operations of the Company for the second quarter and first six months of fiscal 1999 include the results of operations of the 37 acquired Computer City stores that the Company is operating as CompUSA Computer Superstores and two former Computer City "small market" stores. The results of operations for the second quarter and first six months of fiscal 1999 exclude the operating results of the 55 Computer City stores in the United States closed by the Company and the seven Canadian Computer City supercenters sold by the Company.

SECOND QUARTER ENDED DECEMBER 26, 1998, COMPARED WITH THE SECOND QUARTER ENDED DECEMBER 27, 1997

         Net sales for the second quarter of fiscal 1999 increased 21.9% to $1.78 billion from $1.46 billion for the second quarter of fiscal 1998. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the second quarter of fiscal 1998 and the sales generated by the former Computer City stores. In addition, sales at CompUSA Direct increased approximately 48% in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998. Despite an increase in overall sales and the number of personal computer systems sold in the second quarter of fiscal 1999, average net sales per store for the second quarter of fiscal 1999 decreased approximately 18% from the second quarter of fiscal 1998. The Company believes average net sales per Computer Superstore were negatively impacted by decreases in average selling prices, an increase in sales of lower-end computer systems as a percentage of total computer systems sold, and lower sales per store by the 37 acquired Computer City stores.

         Comparable store sales by the CompUSA Computer Superstores decreased 4.7% from the second quarter of fiscal 1998. The sales of the 37 acquired Computer City stores are not included in the calculation of the change in comparable store sales for the second quarter of fiscal 1999. The Company believes comparable store sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold. The Company also believes the change in comparable store sales was negatively impacted by a reduction of sales in the CompUSA Computer Superstores during the second quarter of fiscal 1999 due to the transfer of sales from existing CompUSA Computer Superstores to the former Computer City stores. Of the 37 acquired Computer City stores that the Company continues to operate as CompUSA Computer Superstores, 29 stores are located in metropolitan areas in which there are existing CompUSA Computer Superstores. The Company believes the increased number of CompUSA Computer Superstores in the markets previously served by both CompUSA Computer Superstores and Computer City stores, as well as promotional sales activities conducted in the acquired Computer City stores in the second quarter of fiscal 1999, resulted in reductions in the comparable store sales growth in the Company's existing CompUSA Computer Superstores in those markets.

         While the Company believes the opening of additional Computer Superstores in existing markets, as well as the acquisition of 29 Computer City stores in existing markets, has resulted in some reductions in the rate of comparable store sales growth, CompUSA has historically opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service, to increase its awareness with local consumers, to enhance its competitive position in such markets, and to create efficiencies in advertising and management. Management plans to continue its strategy of opening additional Computer Superstores in existing markets since it believes such strategy is in the Company's long-term best interest.

         Gross profit was $240 million, or 13.5% of net sales, in the second quarter of fiscal 1999, compared with $215 million, or 14.7% of net sales, in the second quarter of fiscal 1998. The decline in gross profit as a percentage of net sales in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 was primarily due to increased product, freight, and occupancy costs as percentages of net sales. The increase in product costs as a percentage of net sales was due to lower average selling prices in general as well as promotional sales activities conducted in the acquired Computer City stores and seasonal promotional sales. Freight expense increased as a percentage of net sales in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998. Freight expense, which is generally a fixed cost based on the number of units sold, increased as a percentage of net sales due to the decline in average selling prices. In addition, freight expense increased as a percentage of net sales due to the increased use of expedited freight in order to ensure the timely receipt of merchandise inventories in the Company's Computer Superstores. The decrease in gross profit as a percentage of net sales was also due to an increase in occupancy costs as a percentage of net sales. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the second quarter of fiscal 1999 as a result of lower average net sales per store compared to the second quarter of fiscal 1998, as well as lower average net sales per store at the former Computer City stores than those of the CompUSA Computer Superstores. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

         Operating expenses were $170.5 million, or 9.6% of net sales, in the second quarter of fiscal 1999, compared with $125.7 million, or 8.6% of net sales, in the second quarter of fiscal 1998. The increase in operating expenses as a percentage of net sales for the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 was due to increased personnel and facilities expenses as percentages of net sales and costs incurred to support the conversion of the former Computer City stores to CompUSA Computer Superstores. Personnel expenses in the second quarter of fiscal 1999 increased as a percentage of net sales due, in part, to an increase in service revenues as a percentage of net sales. Personnel expenses generally constitute a higher percentage of net sales for service revenues than for merchandise sales. In addition, both personnel and facilities expenses increased as percentages of net sales as a result of lower average net sales per store. The Company also incurred costs in the second quarter of fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. These increases were partially offset by lower net advertising expense as a percentage of net sales. Net advertising expense decreased as a percentage of net sales in the second quarter of fiscal 1999 due to advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores, and increased vendor participation. These decreases were partially offset by advertising expenses related to promotional sales activities conducted in the acquired Computer City stores in the second quarter of fiscal 1999.

         Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses as incurred. In the second quarter of fiscal 1999, the Company incurred $2.1 million in pre-opening expenses, compared with $4.0 million in pre-opening expenses incurred in the second quarter of fiscal 1998.

         General and administrative expenses were $38.4 million, or 2.2% of net sales, in the second quarter of fiscal 1999, compared with $28.8 million, or 2.0% of net sales, in the second quarter of fiscal 1998. General and administrative expenses per store were $185,000 in the second quarter of fiscal 1999, compared with $205,000 in the second quarter of fiscal 1998. The increase in general and administrative expenses as a percentage of net sales was primarily due to increased personnel and facility expenses as percentages of net sales and costs incurred to support the conversion of the former Computer City stores to CompUSA Computer Superstores. Personnel expenses in the second quarter of fiscal 1999 increased as a percentage of net sales due, in part, to costs incurred to support the operations of the acquired Computer City stores and increased personnel to support the Company's growth. Facility expenses increased in the second quarter of fiscal 1999 as a result of the expansion of the Company's corporate facilities. In addition, facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the second quarter of fiscal 1999 as a result of lower average net sales per store. These increases were partially offset by lower incentive compensation expense.

         Interest expense and other income, net, was $3.5 million, or 0.2% of net sales, in the second quarter of fiscal 1999, compared with $1.0 million, or 0.1% of net sales, in the second quarter of fiscal 1998. The increase in interest expense and other income was primarily due to interest expense on the $136 million note payable to Tandy Corporation related to the acquisition of Computer City. See "--Liquidity and Capital Resources."

         The Company's effective tax rate was 38.5% for both the second quarter of fiscal 1999 and the second quarter of fiscal 1998.

         As a result of the above, net income for the second quarter of fiscal 1999 was $15.6 million, or $.17 per diluted share, compared with net income of $34.1 million, or $.36 per diluted share, for the second quarter of fiscal 1998.

SIX MONTHS ENDED DECEMBER 26, 1998, COMPARED WITH THE SIX MONTHS ENDED DECEMBER 27, 1997

         Net sales for the first six months of fiscal 1999 increased 19.6% to $3.17 billion from $2.65 billion for the first six months of fiscal 1998. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to the second quarter of fiscal 1998 and the sales generated by the former Computer City stores subsequent to their acquisition. In addition, sales at CompUSA Direct increased approximately 30% during the first six months of fiscal 1999 compared with the first six months of fiscal 1998. Despite the increase in overall sales and the number of personal computer systems sold in the first six months of fiscal 1999, average net sales per store for the first six months of fiscal 1999 decreased approximately 14%. The Company believes average net sales per Computer Superstore were negatively impacted by decreases in average selling prices, an increase in sales of lower-end computer systems as a percentage of total computer systems sold, and lower sales per store by the 37 acquired Computer City stores.

         Comparable store sales by the CompUSA Computer Superstores decreased 3.3% from the first six months of fiscal 1998. The sales of the 37 acquired Computer City stores are not included in the calculation of the change in comparable store sales for the first six months of fiscal 1999. The Company believes comparable store sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold. The Company also believes the change in comparable store sales was negatively impacted by a reduction of sales in the CompUSA Computer Superstores during the first six months of fiscal 1999 as a result of (i) the transfer of sales from existing CompUSA Computer Superstores to the 29 former Computer City stores located in metropolitan areas in which there are existing CompUSA Computer Superstores, (ii) inventory liquidation sales conducted at the Computer City stores closed by the Company in September and October, and (iii) promotional sales activities conducted in the aqcuired Computer City stores in the second quarter of fiscal 1999.

         Gross profit was $436 million, or 13.8% of net sales, in the first six months of fiscal 1999, compared with $390 million, or 14.7% of net sales, in the first six months of fiscal 1998. The decline in gross profit as a percentage of net sales in the first six months of fiscal 1999 compared with the first six months of fiscal 1998 was partially due to increased product, freight, and occupancy costs as percentages of net sales. The increase in product costs as a percentage of net sales was due to lower average selling prices in general as well as promotional sales activities conducted in the acquired Computer City stores in the second quarter of fiscal 1999 and seasonal promotional sales. Freight expense increased as a percentage of net sales in the first six months of fiscal 1999 compared with the first six months of fiscal 1998. Freight expense, which is generally a fixed cost based on the number of units sold, increased as a percentage of net sales due to the decline in average selling prices. In addition, freight expense increased as a percentage of net sales due to the increased use of expedited freight in order to ensure the timely receipt of merchandise inventories in the Company's Computer Superstores. The decrease in gross profit as a percentage of net sales was also due to an increase in occupancy costs as a percentage of net sales. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the first six months of fiscal 1999 as a result of lower average net sales per store compared to the first six months of fiscal 1998, as well as lower average net sales per store at the former Computer City stores than those of the CompUSA Computer Superstores. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

         Operating expenses were $316.8 million, or 10.0% of net sales, in the first six months of fiscal 1999, compared with $234.9 million, or 8.9% of net sales, in the first six months of fiscal 1998. The increase in operating expenses as a percentage of net sales for the first six months of fiscal 1999 compared with the first six months of fiscal 1998 was due to increased personnel and facilities expenses as percentages of net sales. In addition, operating expenses increased as a percentage of net sales due to costs incurred to support the conversion of the former Computer City stores to CompUSA Computer Superstores as well as a $2.4 million charge recorded in the first quarter of fiscal 1999 for the anticipated closure of three CompUSA Computer Superstores. The stores to be closed are located in markets in which there is both a former Computer City store and a CompUSA Computer Superstore and the former Computer City store will continue to be operated as a CompUSA Computer Superstore. Personnel expenses in the first six months of fiscal 1999 increased as a percentage of net sales due, in part, to an increase in service revenues as a percentage of net sales. Personnel expenses generally constitute a higher percentage of net sales for service revenues than for merchandise sales. In addition, both personnel and facilities expenses increased as percentages of net sales in the first six months of fiscal 1999 compared with the first six months of fiscal 1998 as a result of lower average net sales per store. The Company also incurred costs in the first six months of fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. These increases were partially offset by lower net advertising expense as a percentage of net sales. Net advertising expense decreased as a percentage of net sales in the first six months of fiscal 1999 due to advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores, and increased vendor participation. These decreases were partially offset by advertising expenses related to promotional sales activities conducted in the acquired Computer City stores in the second quarter of fiscal 1999.

         Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses as incurred. In the first six months of fiscal 1999, the Company incurred $3.5 million in pre-opening expenses, compared with $5.5 million in pre-opening expenses incurred in the first six months of fiscal 1998.

         General and administrative expenses were $71.0 million, or 2.2% of net sales, in the first six months of fiscal 1999, compared with $54.4 million, or 2.1% of net sales, in the first six months of fiscal 1998. General and administrative expenses per store were $372,000 in the first six months of fiscal 1999, compared with $399,000 in the first six months of fiscal 1998. The increase in general and administrative expenses as a percentage of net sales was primarily due to increased personnel and facility expenses as percentages of net sales and costs incurred to support the conversion of the former Computer City stores to CompUSA Computer Superstores. Personnel expenses in the first six months of fiscal 1999 increased as a percentage of net sales due, in part, to costs incurred to support the operations of the acquired Computer City stores and increased personnel to support the Company's growth. Facility expenses increased in the first six months of fiscal 1999 related to the expansion of the Company's corporate facilities. In addition, facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first six months of fiscal 1999 as a result of lower average net sales per store. These increases were partially offset by lower incentive compensation expense.

         Interest expense and other income, net, was $6.3 million, or 0.2% of net sales, in the first six months of fiscal 1999, compared with $2.0 million, or 0.1% of net sales, in the first six months of fiscal 1998. The increase in interest expense and other income was primarily due to interest expense on the $136 million note payable to Tandy Corporation related to the acquisition of Computer City. See "--Liquidity and Capital Resources."

         The Company's effective tax rate was 38.5% for both the first six months of fiscal 1999 and the first six months of fiscal 1998.

         As a result of the above, net income for the first six months of fiscal 1999 was $23.7 million, or $.26 per diluted share, compared with net income of $57.5 million, or $.60 per diluted share, for the first six months of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 26, 1998, total assets were $1.85 billion, $1.50 billion of which were current assets, including $403 million of cash and cash equivalents. Net cash provided by operating activities for the first six months of fiscal 1999 was $314 million, which was primarily attributable to net income for the first six months of fiscal 1999 and an increase in accounts payable.

         Approximately three-fourths of the Company's net sales during the first six months of both fiscal 1999 and fiscal 1998 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

         Merchandise inventories increased to $816 million at December 26, 1998, from $521 million at June 27, 1998. The increase in merchandise inventories is primarily attributable to inventories at the 11 Computer Superstores opened in the first six months of fiscal 1999 and the 37 acquired Computer City stores and higher inventories held at the Company's configuration center. At December 26, 1998, inventory per store was $3.6 million, compared with $4.4 million at December 27, 1997.

         Capital expenditures during the first six months of fiscal 1999 were $36.4 million, of which $6.3 million were for fiscal 1999 new stores, $7.5 million were for the conversion of the acquired Computer City stores to the CompUSA format, and $11.0 million were for existing stores, compared with $49.7 million of capital expenditures during the first six months of fiscal 1998, of which $16.6 million were for fiscal 1998 new stores and $6.9 million were for existing stores. The Company plans to open approximately 15 Computer Superstores in fiscal 1999, of which 11 had opened as of December 26, 1998. In addition to the capital expenditures incurred in connection with new stores, the Company also incurred capital expenditures in the first six months of fiscal 1999 and the first six months of fiscal 1998 related to improvements in information systems and existing stores, and additions to property and equipment at the Company's corporate facilities. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

         The Company has an unsecured $300 million credit agreement (the "Credit Agreement") with a consortium of banks that expires in March 2001. The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth and restricts, among other things, the Company's ability to incur additional indebtedness. The Credit Agreement allows the Company to securitize up to $200 million of certain assets. The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, further reduced based upon the financial covenants contained in the Credit Agreement. The Company's ability to incur borrowings under the Credit Agreement could be further limited in certain circumstances pursuant to the terms of the indenture related to the Senior Subordinated Notes. At December 26, 1998, no borrowings were outstanding under the Credit Agreement and the Company had $190 million available for future borrowings under the Credit Agreement.

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

NEW PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. The adoption of the disclosure requirements of SFAS No. 130 in the preparation of the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998 had no impact on the Company's financial statements. The Company will adopt the annual disclosure requirements of SFAS No. 131 in the preparation of its Annual Report on Form 10-K for the fiscal year ending June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal year 2000. The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1. Also, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 in the preparation of the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of SOP 98-5 had no material impact on the Company's financial statements.

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

         The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in October 1996, will be completed by June 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of December 26, 1998, it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 50% of the initiatives are in process and expected to be completed by June 30, 1999.

                                                                                                        PERCENT
YEAR 2000 INITIATIVE                                                             TIME FRAME             COMPLETE
                                                                              ----------------     -----------------

Initial IT systems identification and assessment............................     10/96-3/97                 100%
Remediation and testing regarding central system issues.....................      5/97-4/98                 100%
Remediation and testing regarding departmental system issues................      3/98-6/99                  80%
Remediation and testing regarding store and distribution system issues......      8/98-6/99                  25%
Upgrades to telephone/PBX and other systems.................................      3/98-6/99                  80%
Electronic data interchange trading partner conversions.....................      3/98-6/99                  65%
Identification,  assessment,  remediation, and testing regarding desktop and
   individual system issues.................................................      2/98-6/99                  65%
Identification and assessment regarding non-IT system issues................      4/98-3/99                  30%
Remediation and testing regarding non-IT system issues......................      2/99-6/99                   0%

         The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of December 26, 1998, the Company had received responses from approximately 56% of such third parties, and 81% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

         The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $5 million, which expenditures will be funded from operating cash flows. Such amount represents approximately 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of December 26, 1998, the Company had incurred costs of approximately $2.3 million related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $2.3 million relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on November 4, 1998. The following are the results of certain matters voted upon at the meeting:

(a) With respect to the election of directors whose terms expired in 1998, shares were voted as follows:

                                                               GILES H.          LEONARD L.          MORTON E.
                                                               BATEMAN          BERRY, PH.D.           HANDEL
                                                          ------------------- ------------------ -------------------
For.....................................................      79,621,152         79,618,793          79,614,440
Withheld................................................         641,255            643,614             647,967
                                                          ------------------- ------------------ -------------------
                                                              80,262,407         80,262,407          80,262,407
                                                          =================== ================== ===================

         Messrs. Bateman, Berry, and Handel were elected for terms expiring on the date of the annual meeting of stockholders in 2001. The following members of the Board of Directors have terms expiring on the date of the annual meeting of stockholders in the years indicated: Warren D. Feldberg, Kevin J. Roche, and Barry L. Williams - 1999, and James F. Halpin, Denise Ilitch, and Lawrence Mittman - 2000.

(b) With respect to the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for its 1999 fiscal year, shares were voted as follows:

For.......................................................................... 80,036,040
Against......................................................................    134,546
Abstentions..................................................................     91,821
                                                                              ----------
                                                                              80,262,407
                                                                              ==========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         3.1  Restated and Amended Certificate of Incorporation. (1)
         3.2  Restated and Amended Bylaws. (2)
        11    Computation of Income per Common and Common Equivalent Share. (3)
        27.1  Financial Data Schedule. (4)
        27.2  Restated Financial Data Schedule. (4)


    (b)  Reports on Form 8-K.

         Report on Form 8-K/A filed with the Securities and Exchange Commission on November 16, 1998, amending items previously included in the Current Report on Form 8-K dated August 31, 1998, regarding the Company's acquisition of Computer City, Inc.

------------------

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

                                                       CompUSA Inc.




Date:  February 9, 1999                     By:    /s/  JAMES E. SKINNER
                                               -------------------------
                                                        James E. Skinner
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Treasurer (Principal
                                                     Financial and Accounting
                                                     Officer)