Form 10-Q
period 1999-03-27
COMPUSA INC
filed 1999-05-11
CIK 880323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-11566

                            ------------------------

                                  COMPUSA INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             75-2261497
          (State of incorporation)                  (I.R.S. Employer
       incorporation or organization)              Identification No.)

                14951 NORTH DALLAS PARKWAY, DALLAS, TEXAS 75240
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

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

                                  Yes /X/  No / /

    The registrant had 91,737,451 shares of common stock, $.01 per share par value, outstanding as of May 6, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 27, 1999 (unaudited) and June 27, 1998.........................    3

Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended March 27,
  1999 and March 28, 1998 (unaudited)...............................................................    4

Consolidated Statements of Cash Flows for the thirty-nine weeks ended March 27, 1999 and March 28,
  1998 (unaudited)..................................................................................    5

Notes to Consolidated Financial Statements (unaudited)..............................................    6

    Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly owned and have each guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 on a full, unconditional, and joint and several basis and the Company does not consider such separate financial statements to be material to investors.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......   13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................   26

                                        PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................................................   27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................   27

SIGNATURES..........................................................................................   29

EXHIBITS............................................................................................   30

                                  COMPUSA INC.
                          CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                       MARCH 27,        JUNE 27,
                                                                         1999             1998
                                                                     -------------     -----------
                                                                      (UNAUDITED)
                                              ASSETS
Current assets:
  Cash and cash equivalents......................................    $     241,911     $   151,779
  Accounts receivable, net of allowance for doubtful accounts of
    $4,209 and $3,524 at March 27, 1999 and June 27, 1998,
    respectively.................................................          251,925         214,084
  Merchandise inventories........................................          802,752         520,762
  Deferred income taxes--current.................................           17,570           9,762
  Prepaid expenses and other.....................................           25,347          26,480
                                                                     -------------     -----------
    Total current assets.........................................        1,339,505         922,867
Property and equipment, net......................................          232,907         210,528
Deferred income taxes............................................            5,946          18,076
Costs in excess of net assets of acquired businesses.............          104,872           3,069
Other assets.....................................................            5,651           5,970
                                                                     -------------     -----------
                                                                     $   1,688,881     $ 1,160,510
                                                                     -------------     -----------
                                                                     -------------     -----------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................    $     820,681     $   534,620
  Accrued liabilities............................................          181,018          98,714
  Current portion of capital lease obligations...................            1,035             666
                                                                     -------------     -----------
    Total current liabilities....................................        1,002,734         634,000
Capital lease obligations........................................              352           1,872
Senior Subordinated Notes........................................          110,000         110,000
Note payable to Tandy Corporation................................          136,000              --
Commitments and contingencies....................................               --              --
Stockholders' equity:
  Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued......................................               --              --
  Common stock, $.01 per share par value; 325,000,000 shares authorized with 94,062,235 and 93,372,545 shares issued at
    March 27, 1999 and June 27, 1998, respectively...............              941             934
  Paid-in capital................................................          280,213         278,000
  Retained earnings..............................................          216,816         198,045
                                                                     -------------     -----------
                                                                           497,970         476,979
  Less: Treasury stock, at cost, with 2,339,678 and 2,507,227
    shares at March 27, 1999 and June 27, 1998, respectively.....          (58,175)        (62,341)
                                                                     -------------     -----------
  Total stockholders' equity.....................................          439,795         414,638
                                                                     -------------     -----------
                                                                     $   1,688,881     $ 1,160,510
                                                                     -------------     -----------
                                                                     -------------     -----------

                            See accompanying notes.

                                  COMPUSA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THIRTY-NINE WEEKS
                                                THIRTEEN WEEKS ENDED           ENDED
                                               ----------------------  ----------------------
                                               MARCH 27,   MARCH 28,   MARCH 27,   MARCH 28,
                                                  1999        1998        1999        1998
                                               ----------  ----------  ----------  ----------
Net sales....................................  $1,691,350  $1,451,819  $4,859,864  $4,100,356
Cost of sales and occupancy costs............   1,474,843   1,246,634   4,207,240   3,504,826
                                               ----------  ----------  ----------  ----------
  Gross profit...............................     216,507     205,185     652,624     595,530

Operating expenses...........................     168,571     134,190     485,332     369,097
Pre-opening expenses.........................         392         513       3,853       5,993
General and administrative expenses..........      50,233      27,851     121,228      82,259
                                               ----------  ----------  ----------  ----------
  Operating (loss) income....................      (2,689)     42,631      42,211     138,181

Other expense (income):
  Interest expense...........................       7,187       3,045      18,559       9,141
  Other income, net..........................      (1,828)     (1,778)     (6,872)     (5,862)
                                               ----------  ----------  ----------  ----------
                                                    5,359       1,267      11,687       3,279
                                               ----------  ----------  ----------  ----------
(Loss) income before income taxes............      (8,048)     41,364      30,524     134,902
Income tax (benefit) expense.................      (3,108)     15,926      11,753      51,938
                                               ----------  ----------  ----------  ----------
Net (loss) income............................  $   (4,940) $   25,438  $   18,771  $   82,964
                                               ----------  ----------  ----------  ----------
                                               ----------  ----------  ----------  ----------

Basic (loss) earnings per share..............  $    (0.05) $     0.28  $     0.21  $     0.91
Diluted (loss) earnings per share............  $    (0.05) $     0.27  $     0.20  $     0.87

Weighted average common shares...............      91,553      91,518      91,401      91,527
Weighted average common shares assuming
  dilution...................................      91,553      94,692      92,811      95,238

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                THIRTY-NINE WEEKS ENDED
                                                                                ------------------------
                                                                                 MARCH 27,    MARCH 28,
                                                                                   1999         1998
                                                                                -----------  -----------
Cash flows provided by operating activities:
  Net income..................................................................  $    18,771  $    82,964
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...........................................       51,173       34,695
      Deferred income taxes...................................................        4,888       (1,199)
      Other non-cash charges..................................................        2,410           --
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable...................................................        5,535      (21,093)
        Merchandise inventories...............................................     (134,450)    (123,098)
        Prepaid expenses and other assets.....................................        4,846       (9,176)
      Increase in accounts payable and accrued liabilities....................      216,006      175,005
                                                                                -----------  -----------
        Total adjustments.....................................................      150,408       55,134
                                                                                -----------  -----------
        Net cash provided by operating activities.............................      169,179      138,098

Cash (used in) provided by investing activities:
  Capital expenditures........................................................      (54,054)     (91,455)
  Payment for purchase of Computer City, net of cash acquired.................      (35,878)          --
  Proceeds from sale of Canadian stores.......................................        9,609           --
  Other.......................................................................          443          145
                                                                                -----------  -----------
        Net cash used in investing activities.................................      (79,880)     (91,310)

Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock......................................        1,545        6,949
  Purchase of treasury stock..................................................           --      (44,314)
  Sale of treasury stock to benefit plan......................................        1,079           --
  Payments under capital lease obligations....................................       (1,791)      (2,268)
                                                                                -----------  -----------
        Net cash provided by (used in) financing activities...................          833      (39,633)

Net increase in cash and cash equivalents.....................................       90,132        7,155
Cash and cash equivalents at beginning of period..............................      151,779      209,929
                                                                                -----------  -----------
Cash and cash equivalents at end of period....................................  $   241,911  $   217,084
                                                                                -----------  -----------
                                                                                -----------  -----------

                            See accompanying notes.

                                  COMPUSA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of CompUSA Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows of the Company for the applicable interim periods. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year as a whole.

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

2.  ACQUISITION OF COMPUTER CITY

    On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation ("Tandy"), for an aggregate purchase price of approximately $175 million, subject to certain post-closing adjustments, payable in a note and cash. The Company expects to finalize the calculation of the purchase price due Tandy in connection with the acquisition of Computer City in the fourth quarter of fiscal 1999.

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

    Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $9.6 million in cash and the assumption of certain liabilities before post-closing adjustments. In the fourth quarter of fiscal 1999, the Company paid approximately $2.4 million to Future Shop Ltd. to effect a reduction in the purchase price due the Company after the finalization of such post-closing adjustments.

    The purchase of Computer City has been accounted for under the purchase method of accounting. Accordingly, the purchase price paid has been preliminarily allocated to the acquired assets and liabilities based on estimated fair values as of the acquisition date. The excess of the purchase price paid over the

                                  COMPUSA INC.

                                  (UNAUDITED)

2. ACQUISITION OF COMPUTER CITY (CONTINUED) estimated fair values of the acquired assets and liabilities (goodwill) of approximately $105 million is being amortized over 20 years on a straight-line basis.

    A summary of the purchase price paid to acquire Computer City and the preliminary allocation of the purchase price to the net assets acquired is as follows:

                                                                          AS OF MARCH 27, 1999
                                                                          --------------------
                                                                             (IN THOUSANDS)
Purchase price paid to acquire Computer City:
  Cash paid at closing..................................................             $  36,450
  Note issued to Tandy..................................................               136,000
  Transaction costs.....................................................                 2,921
                                                                                     ---------
Total consideration paid................................................               175,371

Net assets acquired at net book value...................................    220,851
  Adjustments to state net assets acquired at fair value:
    Write-down of merchandise inventories...............................    (55,517)
    Write-down of fixed assets..........................................    (49,946)
    Future rental obligations and related carrying costs for closed
      stores............................................................    (29,000)
    Other...............................................................    (16,017)
                                                                          ---------
Estimated fair value of net assets acquired.............................                70,371
                                                                                     ---------
Costs in excess of net assets acquired..................................             $ 105,000
                                                                                     ---------
                                                                                     ---------

    The Company will assess the recoverability of costs in excess of net assets acquired periodically based on existing facts and circumstances and projected earnings before interest, depreciation, and amortization, on an undiscounted basis. Should the Company's assessment indicate an impairment of this asset in the future, an appropriate write-down will be recorded.

    A rollforward of the reserve for future rental obligations and related carrying costs for closed stores is as follows:

                                                                                                          (IN
                                                                                                      THOUSANDS)
                                                                                                     -------------
Present value of estimated future rental obligations and related carrying costs for closed
  stores...........................................................................................    $  29,000
Payments of rents and other carrying costs.........................................................      (10,408)
Cash received upon the assumption of certain leases by a third party...............................        4,066
Accretion of imputed interest at 9.5% per annum....................................................        1,379
                                                                                                     -------------
Balance as of March 27, 1999.......................................................................    $  24,037
                                                                                                     -------------
                                                                                                     -------------

    The accompanying statements of operations for the thirteen and thirty-nine weeks ended March 27, 1999 include the results of operations from the acquisition date for the 37 Computer City stores in the United States that the Company is operating as CompUSA Computer Superstores(SM) and two former Computer City "small market" stores. The results of liquidating the 55 Computer City stores in the United States closed by the Company, and the seven Computer City supercenters in Canada sold by the Company,

                                  COMPUSA INC.

                                  (UNAUDITED)

2. ACQUISITION OF COMPUTER CITY (CONTINUED) are not included in the accompanying statements of operations, but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following pro forma combined net sales, net income
(loss), and diluted earnings (loss) per share data summarize the results of operations of the Company for the third quarter of fiscal 1998 and first nine months of both fiscal 1999 and 1998 as if Computer City had been acquired as of the beginning of fiscal 1998. The pro forma results given below are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

                                                     THIRTEEN       THIRTY-NINE WEEKS
                                                    WEEKS ENDED           ENDED
                                                    -----------   ----------------------
                                                     MARCH 28,    MARCH 27,   MARCH 28,
                                                       1998          1999        1998
                                                    -----------   ----------  ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                   DATA)
Net sales.........................................  $1,658,064    $4,983,131  $4,711,520
Net income (loss).................................      16,580        (2,080)     53,560
Diluted earnings (loss) per share.................        0.18         (0.02)       0.56

3.  EQUITY

    The calculation of basic and diluted earnings (loss) per share is summarized as follows:

                                                                                 THIRTY-NINE WEEKS ENDED
                                                         THIRTEEN WEEKS ENDED
                                                       ------------------------  ------------------------
                                                        MARCH 27,    MARCH 28,    MARCH 27,    MARCH 28,
                                                          1999         1998         1999         1998
                                                       -----------  -----------  -----------  -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC (LOSS) EARNINGS PER SHARE:
Net (loss) income....................................   $  (4,940)   $  25,438    $  18,771    $  82,964

Weighted average common shares outstanding...........      91,553       91,518       91,401       91,527
                                                       -----------  -----------  -----------  -----------

Basic (loss) earnings per share......................   $   (0.05)   $    0.28    $    0.21    $    0.91
                                                       -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------
DILUTED (LOSS) EARNINGS PER SHARE:
Net (loss) income....................................   $  (4,940)   $  25,438    $  18,771    $  82,964

Weighted average common shares outstanding...........      91,553       91,518       91,401       91,527
Incremental shares assuming dilution.................          --        3,174        1,410        3,711
                                                       -----------  -----------  -----------  -----------

Weighted average common shares assuming dilution.....      91,553       94,692       92,811       95,238
                                                       -----------  -----------  -----------  -----------

Diluted (loss) earnings per share....................   $   (0.05)   $    0.27    $    0.20    $    0.87
                                                       -----------  -----------  -----------  -----------
                                                       -----------  -----------  -----------  -----------

    For the thirteen weeks ended March 27, 1999, the Company's outstanding stock options have been excluded from the calculation of the diluted loss per share since they were anti-dilutive.

                                  COMPUSA INC.

                                  (UNAUDITED)

3.  EQUITY (CONTINUED)
    In March 1999, the Company made a cash contribution to the Company's defined contribution profit-sharing plan to effect the Company's required contribution to the plan for 1998, which the plan used to purchase from the Company 167,549 shares of its common stock which the Company held in treasury.

4.  COMMITMENTS AND CONTINGENCIES

    On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case, effectively consolidating the two cases. Among other things, the plaintiffs allege that in order to halt a decline in the market price of CompUSA's common stock and to artificially inflate the stock price, CompUSA insiders falsely reported to the market in early January 1998 that CompUSA was achieving strong sales of certain types of products. The plaintiffs also allege that misstatements and omissions by Company personnel related to projected and historical operating results, sales and other matters involving corporate operations resulted in an inflation of the stock price. The plaintiffs seek unspecified compensatory damages, rescissory damages, interest, and attorneys' fees and costs, as well as certain equitable relief. On September 25, 1998, the Company filed a Motion to Dismiss together with a brief in support of the motion. The Court has not ruled on the motion, and all discovery is stayed until resolution of the Company's Motion to Dismiss. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiffs in the Hoeck lawsuit were to prevail in the litigation. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against the charges.

    On January 14, 1999, a nonclass lawsuit, Tom Johnson v. Circuit City Stores, Inc., et al., was filed by plaintiff Tom Johnson on behalf of himself and the California public against Circuit City Stores, Inc. and seven other computer products retailers, including the Company. Without identifying any specific acts by any specific retailers, Johnson's complaint alleges that such retailers have
(1) misrepresented the Year 2000 ("Y2K") compliance of products sold by them,
(2) sold unnecessary Y2K fixes, and/or (3) failed to disclose the need for Y2K fixes or upgrades. Johnson's complaint requests (1) the freezing of the retailers' assets, (2) the restitution of all funds acquired by the retailers since January 15, 1995, by means of the alleged conduct, (3) an injunction requiring the retailers to disclose the nature of the Y2K problem, a means to determine Y2K compliance and what fixes are available to all of their customers who have bought products since January 15, 1995, and (4) attorneys' fees. Together with the other retailers, the Company has brought a motion to dismiss the complaint and such motion is currently pending. The Company believes the claims are without merit and intends to vigorously defend against such charges.

    In addition to the matters described above, the Company is a defendant from time to time in lawsuits incidental to its business. Based on currently available information, the Company believes that resolution of all known contingencies, including the matters described above, would not have a material adverse impact on the Company's financial statements. However, there can be no assurances that future costs would not be material to results of operations of the Company for a particular future period. In addition,

                                  COMPUSA INC.

                                  (UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) the Company's estimates of future costs are subject to change as circumstances change and additional information becomes available during the course of litigation.

5.  SUBSIDIARY GUARANTEES

    The Senior Subordinated Notes are guaranteed on a full, unconditional, and joint and several basis by all of the Company's direct and indirect subsidiaries, each of which is wholly owned. The combined summarized information of these subsidiaries is as follows:

                                                                          AS OF AND FOR THE
                                                                          THIRTY-NINE WEEKS
                                                                                ENDED
                                                                         --------------------
                                                                         MARCH 27,  MARCH 28,
                                                                           1999       1998
                                                                         ---------  ---------
                                                                            (IN THOUSANDS)
Intercompany receivables...............................................  $ 260,200  $ 195,216
Other current assets...................................................    612,934    454,756
                                                                         ---------  ---------
Total current assets...................................................    873,134    649,972

Noncurrent assets......................................................    317,442    190,785

Intercompany payables..................................................     28,678     17,466
Other current liabilities..............................................    140,314    275,957
                                                                         ---------  ---------
Total current liabilities..............................................    168,992    293,423

Long-term debt and liabilities.........................................        319      1,972

Net sales..............................................................  3,358,911  2,788,990
Intercompany revenues..................................................    203,454    159,361
Costs and expenses.....................................................  3,351,393  2,701,041
Intercompany expenses..................................................    139,704    104,925
Net income.............................................................     43,830     87,567

    In the preparation of the Company's consolidated financial statements, all intercompany accounts were eliminated. There are no restrictions that limit the ability of the Company's subsidiaries to declare and pay dividends to the Company.

    Effective March 28, 1999, the Company completed the formation of its wholly-owned subsidiary, CompUSA Net.com Inc. ("CompUSA Net.com") by contributing to it the net assets of CompUSA Direct. CompUSA Net.com offers desktop and notebook computers, software, printers, scanners, accessories, and other electronic and digital products via the Internet. Beginning in the fourth quarter of fiscal 1999, the mail order and other sales operations previously conducted by CompUSA Direct will be phased out or transferred to the Company. CompUSA Net.com is not a guarantor of the Senior Subordinated Notes.

                                  COMPUSA INC.

                                  (UNAUDITED)

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                               THIRTY-NINE
                                                                               WEEKS ENDED
                                                                          ----------------------
                                                                          MARCH 27,   MARCH 28,
                                                                            1999        1998
                                                                          ---------  -----------
                                                                              (IN THOUSANDS)
Cash paid (received) during the periods for:
  Interest..............................................................  $   9,887   $   5,634
  Income taxes..........................................................     (7,886)     47,784

Investing activities not affecting cash are as follows:
  Additions to property and equipment under capital leases..............  $     594   $      95

Financing activities not affecting cash are as follows:
  Note payable to Tandy issued in connection with the Computer City
    acquisition.........................................................  $ 136,000   $      --

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

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires enterprises to report comprehensive income to measure more effectively all changes in equity of an enterprise that result from certain recognized transactions and other economic events other than income earned in the ordinary course of business. SFAS No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The provisions of SFAS No. 130 were adopted by the Company in the preparation of the financial statements included in the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of the provisions of SFAS No. 130 had no impact on the Company's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards requiring public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the annual disclosure requirements in the preparation of its Annual

                                  COMPUSA INC.

                                  (UNAUDITED)

7.  NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Report on Form 10-K for the fiscal year ending June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal year 2000. Management has not determined the impact of SFAS No. 131 on the Company's financial statement disclosures.

8.  CREDIT AGREEMENT

    Effective March 27, 1999, the Company executed an amendment to its credit agreement with a consortium of banks that expires in March 2001 to provide a $230 million credit facility under which borrowings are secured by the Company's accounts receivable and all equity interests in the Company's subsidiaries (the "Credit Agreement"). Funds borrowed under the Credit Agreement may be used for any corporate purpose, including purchasing or redeeming the Senior Subordinated Notes in part or in full subsequent to December 31, 1999. The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth. The Credit Agreement imposes certain limitations on acquisitions, capital expenditures, indebtedness, liens, and mergers and consolidations. The Credit Agreement also prohibits the Company from paying dividends and purchasing shares of the Company's common stock until the Company has exceeded certain financial covenants.

    The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, is further reduced based upon the amount of the Company's eligible accounts receivable and the financial covenants contained in the Credit Agreement. Under the terms of the Credit Agreement, as of March 27, 1999, the Company had approximately $65 million available for future borrowings under the Credit Agreement.

    Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate (7.8% per annum as of March 27, 1999) or a rate based on the London Interbank Offering Rate (LIBOR) of 4.9% as of March 27, 1999, plus a specified margin, currently 2.25%. The Credit Agreement also provides for an increase in the specified margin by .75% should both the Senior Subordinated Notes be paid in full and borrowings under the Credit Agreement exceed 40% of the total amount of the Credit Agreement. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the banks' approval.

    The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the subsidiaries of the Company except CompUSA Net.com. The Credit Agreement allows the Company to designate one or more of its subsidiaries to be free from most of the restrictions under the Credit Agreement so long as no default will exist and such subsidiaries do not contribute more than 10% of the Company's consolidated cash flow or hold more than 10% of the Company's consolidated assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
  RESULTS

    This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition, and prospects of the Company and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated herein and in the Company's other filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market with its CompUSA PC(TM) brand of personal computers in the first quarter of fiscal 1998, the opening of its own build-to-order manufacturing facility in the second quarter of fiscal 1999, and the addition of notebook computers and servers to the build-to-order product line in the third and fourth quarters of fiscal 1999, respectively, involve significant additional risks, including without limitation failure to achieve customer acceptance of the new products, substantial dependence on third parties for quality and reliability of component parts, and the Company's ability to fulfill customer orders timely. Additionally, the Company's acquisition of Computer City in the first quarter of fiscal 1999 involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to dispose of inventories and other assets, as well as future lease commitments, related to Computer City stores closed, and to retain Computer City's retail and corporate customers. The Company's focus on its Internet business through CompUSA Net.com involves significant additional risks, including without limitation failure to achieve customer acceptance and potential significant capital investments that may be required to be made by the Company.

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

ACQUISITION OF COMPUTER CITY

    On August 31, 1998, the Company completed its acquisition of Computer City from Tandy Corporation ("Tandy") for an aggregate purchase price of approximately $175 million, subject to certain post-closing adjustments. See "--Liquidity and Capital Resources." The Company expects to finalize the calculation of the purchase price due Tandy in connection with the acquisition of Computer City in the fourth quarter of fiscal 1999. The acquisition was accounted for under the purchase accounting method.

    The Company is operating 37 Computer City stores in the United States as CompUSA Computer Superstores(SM) and two former Computer City "small market" stores. Such stores were converted to the CompUSA information systems in September and October 1998. The Company has initiated certain activities to reconfigure these stores to the CompUSA format and expects such activities to be completed over a period of time in fiscal 1999 and fiscal 2000. The Company identified 55 Computer City stores in the United States for closure. Inventory liquidation sales were conducted at the majority of such stores through mid-October, at which time the stores were closed and the remaining merchandise inventories were transferred to other CompUSA Computer Superstores, including former Computer City stores, for final liquidation. Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $9.6 million in cash and the assumption of certain liabilities, subject to post-closing adjustments. In the fourth quarter of fiscal 1999, the Company paid approximately $2.4 million to Future Shop Ltd. to effect a reduction in the purchase price due the Company after the finalization of such post-closing adjustments.

    The 55 Computer City stores that the Company closed were generally in closer proximity to, and therefore the Company believes would have been more directly competitive with, existing CompUSA Computer Superstores than the 37 Computer City stores in the United States that have remained open as CompUSA Computer Superstores. Of the 37 stores acquired from Computer City that have remained open as CompUSA Computer Superstores, 29 are located in metropolitan areas in which there are existing CompUSA Computer Superstores. The Company believes its decision to continue to operate these 29 stores is consistent with its strategy of opening additional Computer Superstores in existing markets to increase market penetration and to provide customers with more convenience and better service. However, the continued operation of these 29 stores may cause the rate of comparable store sales growth for the CompUSA Computer Superstores already in operation in such metropolitan areas to be lower than it would have been if these 29 Computer City stores had been closed due to the transfer of sales from existing CompUSA Computer Superstores to the former Computer City stores.

COMPUSA NET.COM

    Effective March 28, 1999, the Company completed the formation of its wholly-owned subsidiary, CompUSA Net.com Inc. ("CompUSA Net.com"), by contributing to it the net assets of CompUSA Direct. CompUSA Net.com offers desktop and notebook computers, software, printers, scanners, accessories, and other electronic and digital products via the Internet. Beginning in the fourth quarter of fiscal 1999, the mail order and other sales operations previously conducted by CompUSA Direct will be phased out or transferred to the Company.

RECENT DEVELOPMENTS

    As a result of its recent operating performance and the competitive environment in which it operates, the Company has initiated a program to review its core businesses to ensure that each is achieving desired levels of efficiency, effectiveness, and profitability. Upon finalization of this review, the Company could decide to exit certain lines of business or to close certain of the Company's Computer Superstores or other operating facilities in the event the Company were to conclude that such actions are in the long-term strategic interest of the Company.

GENERAL

    All references herein to "fiscal 1999" relate to the fifty-two weeks ending June 26, 1999, and references to "fiscal 1998" relate to the fifty-two weeks ended June 27, 1998. In addition, all references herein to "third quarter of fiscal 1999" and "first nine months of fiscal 1999" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 27, 1999, and all references to "third quarter of fiscal 1998" and "first nine months of fiscal 1998" relate to the thirteen weeks and thirty-nine weeks, respectively, ended March 28, 1998.

    The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                                                       THIRTY-NINE
                                                         THIRTEEN WEEKS ENDED          WEEKS ENDED
                                                       ------------------------  ------------------------
                                                        MARCH 27,    MARCH 28,    MARCH 27,    MARCH 28,
                                                          1999         1998         1999         1998
                                                       -----------  -----------  -----------  -----------
Net sales............................................       100.0%       100.0%       100.0%       100.0%
Cost of sales and occupancy costs....................        87.2         85.9         86.6         85.5
                                                            -----        -----        -----        -----
Gross profit.........................................        12.8         14.1         13.4         14.5
Operating expenses...................................        10.0          9.2         10.0          9.0
Pre-opening expenses.................................          --          0.1           --          0.1
General and administrative expenses..................         3.0          1.9          2.5          2.0
                                                            -----        -----        -----        -----
Operating (loss) income..............................        (0.2)         2.9          0.9          3.4
Interest expense and other income, net...............         0.3          0.1          0.3          0.1
                                                            -----        -----        -----        -----
(Loss) income before income taxes....................        (0.5)         2.8          0.6          3.3
Income tax (benefit) expense.........................        (0.2)         1.0          0.2          1.3
                                                            -----        -----        -----        -----
Net (loss) income....................................        (0.3)%        1.8%         0.4%         2.0%
                                                            -----        -----        -----        -----
                                                            -----        -----        -----        -----

    The following table sets forth certain sales data for the Company:

                                                                         THIRTY-NINE WEEKS
                                                THIRTEEN WEEKS ENDED           ENDED
                                               ----------------------  ----------------------
                                               MARCH 27,   MARCH 28,   MARCH 27,   MARCH 28,
                                                  1999        1998        1999        1998
                                               ----------  ----------  ----------  ----------
Product sales................................  $1,556,834  $1,341,256  $4,460,663  $3,793,676

Service sales:
  Technical services sales...................      35,882      28,326     103,240      70,806
  Training sales.............................      30,384      24,423      83,586      67,533
                                               ----------  ----------  ----------  ----------
                                                   66,266      52,749     186,826     138,339

Sales of CompUSA Direct......................      68,250      57,814     212,375     168,341
                                               ----------  ----------  ----------  ----------

Total net sales..............................  $1,691,350  $1,451,819  $4,859,864  $4,100,356
                                               ----------  ----------  ----------  ----------
                                               ----------  ----------  ----------  ----------

    The following table sets forth certain operating data for the Company:

                                                                                       THIRTY-NINE
                                                         THIRTEEN WEEKS ENDED          WEEKS ENDED
                                                       ------------------------  ------------------------
                                                        MARCH 27,    MARCH 28,    MARCH 27,    MARCH 28,
                                                          1999         1998         1999         1998
                                                       -----------  -----------  -----------  -----------
Stores open at end of period.........................         209          150          209          150
Computer City stores acquired during the period(1)...          --           --           37           --
Stores opened during the period......................           1            2           12           21
Stores closed during the period(2)...................           2           --            2           --
Stores relocated during the period...................          --           --            4            2
Average net sales per gross square foot(3):
  CompUSA stores.....................................   $     304    $     341    $     914    $   1,021
  Former Computer City stores(4).....................   $     236          N/A    $     500          N/A
  Total stores.......................................   $     294    $     341    $     884    $   1,021
Average net sales per Computer Superstore:
  CompUSA stores.....................................   $   8,325    $   9,329    $  25,102    $  27,847
  Former Computer City stores(4).....................   $   4,904          N/A    $  12,625          N/A
  Total stores.......................................   $   7,719    $   9,329    $  23,419    $  27,847
Comparable store sales (decrease) increase(5)........        (7.2)%        1.2%        (4.7)%        5.2%

------------------------

(1) As of August 31, 1998, the Company acquired 37 Computer City stores that the Company is operating as CompUSA Computer Superstores.

(2) Two CompUSA Computer Superstores were closed in the third quarter of fiscal 1999 in markets where a former Computer City store in close proximity to a CompUSA Computer Superstore remained open.

(3) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, weighted by the number of months open during the period. For purposes of calculating average net sales per gross square foot, net sales are comprised of net sales generated from the Company's Computer Superstores as well as the Company's national accounts group, but exclude sales of CompUSA Direct.

(4) Average net sales per gross square foot and average net sales per store for the former Computer City stores have been calculated for the period from the acquisition date of August 31, 1998 to March 27, 1999.

(5) Comparable store sales are net sales for the Computer Superstores open the same number of months in both the indicated and previous period, including stores that were relocated or expanded during either period. For purposes of calculating the change in comparable store sales, net sales are comprised of net sales generated from the Company's Computer Superstores, as well as the Company's national accounts group, but exclude sales of CompUSA Direct. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for the thirteen and thirty-nine weeks ended March 27, 1999.

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

    The results of operations of the Company for the third quarter and first nine months of fiscal 1999 include the results of operations from the acquisition date of the 37 Computer City stores that the Company is operating as CompUSA Computer Superstores and two former Computer City "small market" stores. The results of operations for the third quarter and first nine months of fiscal 1999 exclude the operating results of the 55 Computer City stores in the United States closed by the Company and the seven Canadian Computer City supercenters sold by the Company.

THIRD QUARTER ENDED MARCH 27, 1999, COMPARED WITH THE THIRD QUARTER ENDED MARCH
  28, 1998

    NET SALES--Net sales for the third quarter of fiscal 1999 increased 16.5% to $1.69 billion from $1.45 billion for the third quarter of fiscal 1998. The increase in net sales was due to sales of approximately $154.1 million attributable to the new stores opened subsequent to the third quarter of fiscal 1998 and sales of approximately $180.2 million generated by the former Computer City stores, partially offset by a decline in comparable store sales. In addition, sales at CompUSA Direct increased approximately 18% in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998.

    Despite an increase in overall sales and the number of personal computer systems sold in the third quarter of fiscal 1999, average net sales per store for the third quarter of fiscal 1999 decreased approximately 17% from the third quarter of fiscal 1998. The Company believes average net sales per store were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors and lower sales per store by the 37 former Computer City stores.

    Comparable store sales by the CompUSA Computer Superstores decreased 7.2% from the third quarter of fiscal 1998. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for the third quarter of fiscal 1999. The Company believes comparable store sales were negatively impacted by, among other things, declines in average selling prices. The Company also believes the change in comparable store sales was negatively impacted by a decline in sales of the CompUSA Computer Superstores during the third quarter of fiscal 1999 as a result of the transfer of sales from existing CompUSA Computer Superstores to former Computer City stores. Of the 37 former Computer City stores that the Company continues to operate as CompUSA Computer Superstores, 29 are located in metropolitan areas in which there are existing CompUSA Computer Superstores. The Company believes the increased number of CompUSA Computer Superstores in the markets previously served by both CompUSA Computer Superstores and Computer City stores has resulted in reductions in the comparable store sales growth in the Company's existing CompUSA Computer Superstores in those markets.

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

    GROSS PROFIT--Gross profit was $216.5 million, or 12.8% of net sales, in the third quarter of fiscal 1999, compared with $205.2 million, or 14.1% of net sales, in the third quarter of fiscal 1998. The decline in gross profit as a percentage of net sales in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 was primarily due to increases in the following costs as percentages of net sales: (1) product costs, (2) controllable costs, such as freight and shrink, and (3) occupancy costs.

    In the third quarter of fiscal 1999, product costs increased as a percentage of net sales by approximately 0.72% compared with the third quarter of fiscal 1998. The increase in product costs as a percentage of net sales was primarily the result of aggressive pricing actions in the third quarter in reaction to lower than anticipated demand in general and lower margins realized on direct sales to corporate customers.

    In the third quarter of fiscal 1999, freight and shrink expenses increased approximately 0.40% as a percentage of net sales compared with the third quarter of fiscal 1998. Freight expense, which is generally a fixed cost based on the number of units sold, increased as a percentage of net sales primarily due to the decline in average selling prices. The increase in shrink expense as a percentage of net sales is primarily attributable to higher expenses as a percentage of net sales incurred in the operation of the former Computer City stores.

    Occupancy costs increased approximately 0.48% as a percentage of net sales in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the third quarter of fiscal 1999 primarily as a result of lower average net sales per store compared with the third quarter of fiscal 1998, particularly at the former Computer City stores.

    OPERATING EXPENSES--Operating expenses were $168.6 million, or 10.0% of net sales, in the third quarter of fiscal 1999, compared with $134.2 million, or 9.2% of net sales, in the third quarter of fiscal 1998. The increase in operating expenses as a percentage of net sales for the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 was primarily due to increases in personnel, facility, and certain selling expenses as percentages of net sales, partially offset by a decrease in advertising expense as a percentage of net sales.

    Excluding personnel costs incurred in connection with the conversion of the former Computer City stores, personnel expenses in the third quarter of fiscal 1999 increased as a percentage of net sales by approximately 0.62%. Personnel costs increased as a percentage of net sales primarily as a result of lower average net sales per store. In addition, personnel expenses represented a higher percentage of net sales of the former Computer City stores compared with the CompUSA Computer Superstores due to the lower net sales of the former Computer City stores.

    Facility expenses increased by approximately 0.25% as a percentage of net sales in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales primarily as a result of lower average net sales per store.

    The increase in operating expenses in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 was also due to an increase in credit card discount fees and bad debt expenses. Such expenses increased by approximately 0.22% as a percentage of net sales in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998.

    The Company incurred costs of approximately $488,000 in the third quarter of fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores.

    The increases described above were partially offset by lower net advertising expense as a percentage of net sales. Net advertising expense decreased by approximately 0.39% as a percentage of net sales in the third quarter of fiscal 1999 due to increased vendor participation and advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses as incurred. In the third quarter of fiscal 1999, the Company incurred $392,000 in pre-opening expenses, compared with $513,000 in pre-opening expenses incurred in the third quarter of fiscal 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $50.2 million, or 3.0% of net sales, in the third quarter of fiscal 1999, compared with $27.9 million, or 1.9% of net sales, in the third quarter of fiscal 1998. The increase in general and administrative expenses as a percentage of net sales was primarily due to the following: (1) an increase in personnel expenses as a percentage of net sales, (2) costs incurred in the third quarter of fiscal 1999 related to the Company's information technology initiatives and the formation of CompUSA Net.com, and (3) transition costs and amortization expense related to the Computer City acquisition.

    Excluding personnel costs incurred in connection with the Company's information technology initiatives and the conversion of the former Computer City stores, personnel expenses in the third quarter of fiscal 1999 increased as a percentage of net sales by approximately 0.47%. This increase in personnel expenses as a percentage of net sales is primarily attributable to lower average net sales per store and lower sales per store by the 37 former Computer City stores.

    In the third quarter of fiscal 1999, the Company incurred expenses of approximately $3.9 million related to the Company's information technology initiatives and the formation of CompUSA Net.com.

    The Company also incurred costs of approximately $1.3 million in the third quarter of fiscal 1999 to support the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. In addition, the Company recorded approximately $1.8 million of amortization expense in the third quarter of fiscal 1999 related to the goodwill associated with the acquisition of Computer City.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, was $5.4 million, or 0.3% of net sales, in the third quarter of fiscal 1999, compared with $1.3 million, or 0.1% of net sales, in the third quarter of fiscal 1998. The increase in interest expense and other income, net, was primarily due to interest expense on the $136 million note payable to Tandy related to the acquisition of Computer City. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's effective tax rate was approximately 38.5% for both the third quarter of fiscal 1999 and the third quarter of fiscal 1998.

    NET LOSS--As a result of the above, the net loss for the third quarter of fiscal 1999 was $4.9 million, or $.05 per diluted share, compared with net income of $25.4 million, or $.27 per diluted share, for the third quarter of fiscal 1998.

NINE MONTHS ENDED MARCH 27, 1999, COMPARED WITH THE NINE MONTHS ENDED MARCH 28,
  1998

    NET SALES--Net sales for the first nine months of fiscal 1999 increased 18.5% to $4.86 billion from $4.10 billion for the first nine months of fiscal 1998. The increase in net sales was due to sales of approximately $521.4 million attributable to the new stores opened subsequent to the third quarter of fiscal 1998 and sales of approximately $383.8 million generated by the former Computer City stores subsequent to their acquisition partially offset by a decline in comparable store sales. In addition, sales at CompUSA Direct increased approximately 26% during the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998.

    Despite the increases in overall sales and the number of personal computer systems sold in the first nine months of fiscal 1999, average net sales per store for the first nine months of fiscal 1999 decreased approximately 16% from the first nine months of fiscal 1998. The Company believes average net sales per store were negatively impacted by, among other things, declines in average selling prices, an increase in sales of lower-end computer systems as a percentage of total computer systems sold, and lower sales per store by the 37 former Computer City stores.

    Comparable store sales by the CompUSA Computer Superstores decreased 4.7% from the first nine months of fiscal 1998. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for the first nine months of fiscal 1999. The Company believes comparable store sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold. The

Company also believes the change in comparable store sales was negatively impacted by a decline in sales of the CompUSA Computer Superstores during the first nine months of fiscal 1999 as a result of (i) the transfer of sales from existing CompUSA Computer Superstores to the 29 former Computer City stores located in metropolitan areas in which there are existing CompUSA Computer Superstores, (ii) inventory liquidation sales conducted at the Computer City stores closed by the Company in September and October 1998, and (iii) promotional sales activities conducted in the former Computer City stores in the second quarter of fiscal 1999.

    GROSS PROFIT--Gross profit was $652.6 million, or 13.4% of net sales, in the first nine months of fiscal 1999, compared with $595.5 million, or 14.5% of net sales, in the first nine months of fiscal 1998. The decline in gross profit as a percentage of net sales in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998 was primarily due to increases in the following costs as percentages of net sales: (1) product costs, (2) controllable costs, such as freight and shrink, and (3) occupancy costs.

    In the first nine months of fiscal 1999, product costs increased as a percentage of net sales by approximately 0.41% compared with the first nine months of fiscal 1998. The increase in product costs as a percentage of net sales was due to lower average selling prices in general as well as promotional sales activities. The Company conducted promotional sales activities in the former Computer City stores as well as seasonal promotions in the second quarter of fiscal 1999. In addition, the Company took aggressive pricing actions in the third quarter of fiscal 1999 in reaction to lower than anticipated demand.

    Gross profit also decreased in the first nine months of fiscal 1999 due to an increase in freight and shrink expenses by approximately 0.26% as a percentage of net sales compared with the first nine months of fiscal 1998. Freight expense, which is generally a fixed cost based on the number of units sold, increased as a percentage of net sales due to the decline in average selling prices. In addition, freight expense increased as a percentage of net sales due to the increased use of expedited freight in the second quarter of fiscal 1999 in order to ensure the timely receipt of merchandise inventories in the Company's Computer Superstores. The increase in shrink expense is primarily attributable to higher expenses as a percentage of net sales incurred in the operation of the former Computer City stores.

    Occupancy costs increased by approximately 0.44% as a percentage of net sales in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the first nine months of fiscal 1999 primarily as a result of lower average net sales per store compared with the first nine months of fiscal 1998, particularly at the former Computer City stores.

    OPERATING EXPENSES--Operating expenses were $485.3 million, or 10.0% of net sales, in the first nine months of fiscal 1999, compared with $369.1 million, or 9.0% of net sales, in the first nine months of fiscal 1998. The increase in operating expenses as a percentage of net sales for the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998 was due to the following: (1) increases in personnel, facility, and certain selling expenses as percentages of net sales, (2) costs incurred to support the conversion of the former Computer City stores to CompUSA Computer Superstores, and (3) a $2.4 million charge recorded in the first quarter of fiscal 1999 for the anticipated closure of three CompUSA Computer Superstores. These increases were partially offset by a decrease in advertising expense as a percentage of net sales.

    Excluding personnel costs incurred in connection with the conversion of the former Computer City stores, personnel expenses in the first nine months of fiscal 1999 increased as a percentage of net sales by approximately 0.63%. Personnel costs increased as a percentage of net sales primarily as a result of lower average net sales per store. In addition, personnel expenses represented a higher percentage of net sales of the former Computer City stores compared with the CompUSA Computer Superstores due to the lower net sales of the former Computer City stores.

    Facility expenses increased by approximately 0.23% as a percentage of net sales in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first nine months of fiscal 1999, primarily as a result of lower average net sales per store.

    The increase in operating expenses for the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998 was also due to an increase in credit card discount fees and bad debt expenses. Such costs increased by approximately 0.15% as a percentage of net sales in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998.

    The Company incurred costs of approximately $3.2 million in the first nine months of fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores.

    In the first quarter of fiscal 1999, the Company recorded a $2.4 million charge for the anticipated closure of three CompUSA Computer Superstores in markets where a former Computer City store in close proximity to a CompUSA Computer Superstore remained open. As of the end of the third quarter of fiscal 1999, the Company has closed two such CompUSA Computer Superstores.

    The above increases were partially offset by lower net advertising expense as a percentage of net sales. Net advertising expense decreased by approximately 0.21% as a percentage of net sales in the first nine months of fiscal 1999 due to increased vendor participation and advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores. This decrease in net advertising expense was partially offset by advertising expenses related to promotional sales activities conducted in the former Computer City stores in the second quarter of fiscal 1999.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. The Company's policy is to expense all pre-opening expenses as incurred. In the first nine months of fiscal 1999, the Company incurred $3.9 million in pre-opening expenses in connection with the opening of 12 Computer Superstores and the relocation of four Computer Superstores, compared with $6.0 million in pre-opening expenses incurred in the first nine months of fiscal 1998 in connection with the opening of 21 Computer Superstores and the relocation of two Computer Superstores.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $121.2 million, or 2.5% of net sales, in the first nine months of fiscal 1999, compared with $82.3 million, or 2.0% of net sales, in the first nine months of fiscal 1998. The increase in general and administrative expenses as a percentage of net sales was primarily due to the following: (1) increased personnel and facility expenses as percentages of net sales, (2) costs incurred in the third quarter of fiscal 1999 related to the Company's information technology initiatives and the formation of CompUSA Net.com, and (3) costs incurred in the first nine months of fiscal 1999 related to the conversion of the former Computer City stores to CompUSA Computer Superstores.

    Excluding personnel costs incurred in connection with the Company's information technology initiatives and the conversion of the former Computer City stores, personnel expenses in the first nine months of fiscal 1999 increased as a percentage of net sales by approximately 0.16%. This increase in personnel expenses as a percentage of net sales is primarily attributable to lower average net sales per store and lower sales per store by the 37 former Computer City stores. This increase was partially offset by lower incentive compensation expense.

    Facility expenses increased by approximately 0.09% as a percentage of net sales in the first nine months of fiscal 1999 compared with the first nine months of fiscal 1998. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first nine months of fiscal 1999 primarily as a result of lower average net sales per store. In addition, facility expenses increased in the first nine months of fiscal 1999 as a result of the expansion of the Company's corporate facilities.

    In the third quarter of fiscal 1999, the Company incurred expenses of approximately $3.9 million related to the Company's information technology initiatives and the formation of CompUSA Net.com.

    The Company incurred costs of approximately $3.3 million in the first nine months of fiscal 1999 to support the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. In addition, the Company recorded approximately $3.1 million of amortization expense in the first nine months of fiscal 1999 related to the goodwill associated with the acquisition of Computer City.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, was $11.7 million, or 0.3% of net sales, in the first nine months of fiscal 1999, compared with $3.3 million, or 0.1% of net sales, in the first nine months of fiscal 1998. The increase in interest expense and other income, net, was primarily due to interest expense on the $136 million note payable to Tandy related to the acquisition of Computer City. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's effective tax rate was 38.5% for both the first nine months of fiscal 1999 and the first nine months of fiscal 1998.

    NET INCOME--As a result of the above, net income for the first nine months of fiscal 1999 was $18.8 million, or $.20 per diluted share, compared with net income of $83.0 million, or $.87 per diluted share, for the first nine months of fiscal 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 27, 1999, total assets were $1.69 billion, $1.34 billion of which were current assets, including $242 million of cash and cash equivalents. Net cash provided by operating activities for the first nine months of fiscal 1999 was $169 million, which was primarily attributable to net income for the first nine months of fiscal 1999 and an increase in accounts payable, partially offset by an increase in inventory.

    Approximately three-fourths of the Company's net sales during the first nine months of both fiscal 1999 and fiscal 1998 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

    Merchandise inventories increased to $803 million at March 27, 1999, from $521 million at June 27, 1998. The increase in merchandise inventories is primarily attributable to inventories at the 12 Computer Superstores opened in the first nine months of fiscal 1999 and the 37 former Computer City stores and higher inventories held at the Company's configuration center. At March 27, 1999, inventory per store was approximately $3.6 million, compared with approximately $4.0 million at March 28, 1998.

    Capital expenditures during the first nine months of fiscal 1999 were $54.1 million, compared with $91.5 million of capital expenditures during the first nine months of fiscal 1998. The following table sets forth the capital expenditures for the first nine months of fiscal 1999 and fiscal 1998:

                                                                                   FOR THE
                                                                           THIRTY-NINE WEEKS ENDED
                                                                           ------------------------
                                                                            MARCH 27,    MARCH 28,
                                                                              1999         1998
                                                                           -----------  -----------
                                                                                (IN THOUSANDS)
New stores...............................................................   $   7,013    $  21,735
Existing stores..........................................................      12,538       19,061
Computer City store conversions..........................................      10,248           --
Information technology initiatives.......................................      12,552       24,696
Corporate and other......................................................      11,703       25,963
                                                                           -----------  -----------
Total capital expenditures...............................................   $  54,054    $  91,455
                                                                           -----------  -----------
                                                                           -----------  -----------

    The Company plans to open 14 Computer Superstores in fiscal 1999, 12 of which had opened as of March 27, 1999, and approximately 10 Computer Superstores in fiscal 2000. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

    Effective March 27, 1999, the Company executed an amendment to its credit agreement with a consortium of banks that expires in March 2001 to provide a $230 million credit facility under which borrowings are secured by the Company's accounts receivable and all equity interests in the Company's subsidiaries (the "Credit Agreement"). The Credit Agreement requires that the Company maintain certain financial ratios and a minimum net worth. The Company's ability to incur borrowings under the Credit Agreement is reduced by outstanding letters of credit and, in certain circumstances, is further reduced based upon the amount of the Company's eligible accounts receivable and the financial covenants contained in the Credit Agreement. Under the terms of the Credit Agreement, as of March 27, 1999, the Company had approximately $65 million available for future borrowings under the Credit Agreement.

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

    The Company is currently completing the business plan and evaluating the capital requirements of CompUSA Net.com. The Company currently plans to explore strategic partnerships and/or access the capital markets over the next six to nine months to fund the growth of CompUSA Net.com. There can be no assurance that such strategic partnerships can be effected and/or such funding can be accomplished through the capital markets, on terms acceptable to the Company.

    The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient through the end of fiscal 1999 to finance its continuing operations and expansion plans and to make all required payments of interest on the Senior Subordinated Notes and the

Seller Note. The level of future expansion of both the Company and CompUSA Net.com will be contingent upon the availability of additional capital.

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

    The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts, which began in October 1996, will be completed by October 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of March 27, 1999, it had completed approximately 65% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 35% of the initiatives are in process and expected to be completed by October 31, 1999. As non-IT system issues are identified and assessed, remediation and testing of the non-IT system issues will be ongoing through December 31, 1999.

                                                                            TIME       PERCENT
YEAR 2000 INITIATIVE                                                        FRAME     COMPLETE
------------------------------------------------------------------------  ---------  -----------
Initial IT systems identification and assessment........................  10/96-3/97        100%
Remediation and testing regarding central system issues.................  5/97-4/98         100%
Remediation and testing regarding departmental system issues............  3/98-6/99          60%
Remediation and testing regarding store and distribution system
  issues................................................................  8/98-9/99          65%
Upgrades to telephone/PBX and other systems.............................  3/98-3/99         100%
Electronic data interchange trading partner conversions.................  3/98-6/99          85%
Identification, assessment, remediation, and testing regarding desktop
  and individual system issues..........................................  2/98-10/99         15%
Identification and assessment regarding non-IT system issues............  4/98-6/99          90%
Remediation and testing regarding non-IT system issues..................  2/99-12/99         50%

    The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 27, 1999, the Company had received responses from approximately 56% of such third parties, and 81% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

    The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $5.0 million, which expenditures will be funded from operating cash flows. Such amount represents approximately 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of March 27, 1999, the Company had incurred costs of approximately $3.0 million related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $3.0 million relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

    The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties. In addition, some government and large corporate customers have required the Company to represent and warrant to them that all of the products the Company sells to them are Year 2000 compliant. The variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company may lead to claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's Credit Agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the London Interbank Offering Rate. The Company had no borrowings outstanding pursuant to the Credit Agreement as of March 27, 1999. The Senior Subordinated Notes require the Company to make semi-annual interest payments at a fixed interest rate of 9 1/2% per annum. In addition, the Seller Note requires the Company to make semi-annual installment payments with a fixed interest rate of 9.48% per annum. The Company believes, because of the fixed nature of the interest charges of both the Senior Subordinated Notes and the Seller Note, that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 4 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       3.1   Restated and Amended Certificate of Incorporation. (1)

       3.2   Restated and Amended Bylaws. (2)

      10.1   Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 27, 1999, among the Company, certain lenders, and among NationsBank, N.A., as administrative lender. (3)

      10.2   Security Agreement, dated as of March 27, 1999, executed by the Company, Computer City, Inc.,
               CompUSA Holdings I Inc., CompUSA Holdings II Inc., CompTeam Inc., CompUSA Management Company,
               CompUSA Holdings Company and CompUSA Stores L.P., in favor of NationsBank, N.A. for the benefit of NationsBank, N.A. and certain lenders. (3)

      10.3   Promissory Note dated May 5, 1999, in the principal amount of $49,066,666.68, issued in favor of
               NationsBank, N.A. (3)

      10.4   Promissory Note dated May 5, 1999, in the principal amount of $11,500,000.00, issued in favor of
               Bank One, Texas, N.A. (3)

      10.5   Promissory Note dated May 5, 1999, in the principal amount of $22,233,333.33, issued in favor of
               Credit Lyonnais New York Branch. (3)

      10.6   Promissory Note dated May 5, 1999, in the principal amount of $23,000,000.00, issued in favor of
               Wells Fargo Bank (Texas), N.A. (3)

      10.7   Promissory Note dated May 5, 1999, in the principal amount of $11,500,000.00, issued in favor of
               The Bank of New York. (3)

      10.8   Promissory Note dated May 5, 1999, in the principal amount of $11,500,000.00, issued in favor of
               The Bank of Nova Scotia. (3)

      10.9   Promissory Note dated May 5, 1999, in the principal amount of $22,233,333.33, issued in favor of
               Fleet National Bank. (3)

      10.10  Promissory Note dated May 5, 1999, in the principal amount of $11,500,000.00, issued in favor of
               Fifth Third Bank. (3)

      10.11  Promissory Note dated May 5, 1999, in the principal amount of $22,233,333.33, issued in favor of
               Hibernia National Bank. (3)

      10.12  Promissory Note dated May 5, 1999, in the principal amount of $22,233,333.33, issued in favor of
               Credit Suisse First Boston. (3)

      10.13  Promissory Note dated May 5, 1999, in the principal amount of $11,500,000.00, issued in favor of
               Chase Bank of Texas, National Association. (3)

      10.14  Promissory Note dated May 5, 1999, in the principal amount of $11,500,000.00, issued in favor of
               First Union National Bank. (3)

      10.15  Amendment No. 1 to the CompSavings Plan for Employees of CompUSA Inc. and Trust, dated as of
               September 1, 1998. (3)

      11     Computation of Income per Common and Common Equivalent Share. (3)

      27.1   Financial Data Schedule. (4)

    (b) Reports on Form 8-K.

           None.

------------------------

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

                                COMPUSA INC.

Date: May 11, 1999              By:             /s/ JAMES E. SKINNER
                                     -----------------------------------------
                                                  James E. Skinner
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                     OFFICER AND TREASURER (PRINCIPAL FINANCIAL
                                              AND ACCOUNTING OFFICER)