Form 10-K
period 1999-03-31
COMPUSA INC
filed 1999-09-15
CIK 880323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 26, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-11566
                           --------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
-----------------------------------------------  -----------------------------------------------
    Common Stock, $.01 per share par value                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 10, 1999 was $414,683,999. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

    The registrant had 91,776,129 shares of common stock, $.01 per share par value, outstanding as of September 10, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive proxy statement for the annual meeting of stockholders of the Company to be held November 3, 1999 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

  Item 1.      Business....................................................................................           1
  Item 2.      Properties..................................................................................           8
  Item 3.      Legal Proceedings...........................................................................           8
  Item 4.      Submission of Matters to a Vote of Security Holders.........................................           9

PART II

  Item 5.      Market for the Company's Common Equity and Related Stockholder Matters......................          10
  Item 6.      Selected Financial Data.....................................................................          11
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......          13
  Item 7A.     Quantitative and Qualitative Disclosure About Market Risk...................................          29
  Item 8.      Financial Statements and Supplementary Data.................................................          29
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........          29

PART III

  Item 10.     Directors and Executive Officers of the Company.............................................          30
  Item 11.     Executive Compensation......................................................................          30
  Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................          30
  Item 13.     Certain Relationships and Related Transactions..............................................          30

PART IV

  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................          31
  Signatures...............................................................................................          35
  Index to Consolidated Financial Statements...............................................................         F-1

                                     PART I

ITEM 1.  BUSINESS

    CompUSA Inc. ("CompUSA" or the "Company") is one of the leading retailers and resellers of personal computers and related products and services, principally through its Computer Superstores(SM) located throughout the United States. In addition to the retail sales of its stores, the Company's operations also include direct sales to corporate, government, and education customers. In addition, the Company conducts a retail Internet sales operation through its wholly-owned subsidiary, CompUSA Net.com Inc. ("CompUSA Net.com") and sells build-to-order desktop and notebook personal computers and servers through its wholly-owned subsidiary, CompUSA PC Inc. The Company also provides training and technical services to its retail and corporate, government, and education customers.

    On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation ("Tandy") for approximately $175 million, payable in a note and cash. The purchase price is subject to post-closing adjustments that the Company anticipates finalizing with Tandy in the second quarter of fiscal 2000. The sale was accounted for under the purchase accounting method. The acquired operations included 96 retail stores located in the United States, including two locations that had not opened, 59 of which the Company has subsequently closed. The acquired operations also included seven retail stores in Canada, which the Company sold to Future Shop Ltd. in November 1998, and six corporate sales and/or training offices, all of which the Company has subsequently closed. The Company also acquired a call center and an assembly facility located in the Dallas/Fort Worth area, both of which the Company is currently operating. The acquired stores in the United States are operated under the "CompUSA" name after being converted to the Company's format and merchandise mix.

    Prior to the filing of this Annual Report on Form 10-K, the Company announced a number of strategic initiatives intended to improve the Company's financial performance by increasing gross margins, reducing operating costs, improving customer service, and capitalizing on strategic growth opportunities. The details of the Company's strategic initiatives with respect to each of its businesses are discussed in Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fiscal 1999 compared with Fiscal 1998." The description of the Company set forth in this Annual Report on Form 10-K reflects changes made, or in the process of being made, to the Company's structure and operations since June 24, 1999, as part of the Company's efforts to implement the previously announced strategic initiatives.

    The Company was incorporated in Delaware in 1988 to effect the acquisition of a company formed in 1984 called Soft Warehouse, Inc. Until March 1991, the Company operated under the name "Soft Warehouse, Inc." Except where the context indicates otherwise, all references in this Annual Report to "CompUSA" or the "Company" include all subsidiaries of CompUSA. The Company's principal executive offices are located at 14951 North Dallas Parkway, Dallas, Texas 75240, and its telephone number is (972) 982-4000. Additional information about the Company can be accessed via the Internet through www.compusa.com.

RETAIL

    The Company opened its first retail store in April 1985 and its first Computer Superstore in April 1988. At June 26, 1999, the Company operated 211 Computer Superstores averaging approximately 26,000 square feet in 83 metropolitan areas in 42 states. At September 9, 1999, the Company operated 210 CompUSA Computer Superstores in 82 metropolitan areas in 42 states. In addition, the Company operates seven "small market" concept stores. The Company plans to open approximately ten Computer Superstores in fiscal 2000.

    The Company offers thousands of personal computer hardware and software and related products and accessories as an essential component of its merchandising strategy. In addition to its in-store selection, which the Company believes is sufficiently broad to satisfy the needs of most of its customers, CompUSA offers customers the ability to special order approximately 30,000 additional products. Although prices for products and services are typically determined centrally, local personnel regularly compare these centrally determined prices with publicly available information regarding prices of competitors, and managers have the authority to adjust in-store prices in response to local competitive conditions within guidelines established and controlled centrally. Major types of products offered are as follows:

    HARDWARE--Hardware products include desktop and notebook personal computers; peripherals, such as printers, modems, monitors, data storage devices, add-on circuit boards, and connectivity products; certain business machines, such as facsimile machines, video conferencing equipment, and other related equipment and supplies; and certain electronics products such as digital cameras, hand-held personal computers, pagers, calculators, and virtual reality accessories. Major vendors include 3-Com, Apple, Canon, Compaq, CompUSA PC, Epson, Hewlett-Packard, IBM, Maxtor, Packard Bell/NEC, PNY, Sony, Toshiba, and Western Digital.

    SOFTWARE--The Company sells over 2,000 different software packages in the business and personal productivity, entertainment, education, utility, language, and reference categories. Major vendors include Corel, Electronic Arts, Havas, Intuit, Lotus, Mattel, Microsoft, Network Associates, and Symantec.

    ACCESSORIES--Accessories sold by the Company include a broad range of personal computer-related items and supplies such as CD-ROM drives, sound cards, media storage, and other computer-related supplies. Major vendors include 3M, Avery, Belkin, Curtis, Daisytek, Fellowes, Hewlett-Packard, Iomega, Kensington, Logitech, Microsoft, Sony, and Targus.

    SERVICES--The Company also provides training and technical services through its retail stores. See "--Services" below.

DIRECT SALES

    The Company believes that its presence in 82 metropolitan areas, broad product assortment, competitive pricing, customer service, and training and technical services position it to serve the diverse needs of corporate, government, and education customers by offering a "total solution" to their personal computing needs. CompUSA targets these customers primarily through direct solicitations and telemarketing sales.

    In August 1999, the Company opened its new 80,000 square foot call center in Dallas to accomodate its central sales and support functions. These centralized functions support the regional sales structure of the Company's direct sales business, which features area sales managers, technical services engineers and support teams dedicated to specific markets. The sales and support call center is accessible through the toll-free 1-800-COMPUSA telephone number.

    Direct sales product orders are fulfilled primarily through Ingram Micro Inc. ("Ingram Micro"), pursuant to a contract that was executed in the first quarter of fiscal 2000. Pursuant to the contract, the Company outsourced to Ingram Micro a majority of the order fulfillment and configuration services for the Company's direct sales to corporate, government, and education customers. A portion of the Company's direct sales will continue to be fulfilled by the Company from the inventories in its Computer Superstores, by an alternate third-party order fulfillment and configuration provider, and, in the case of CompUSA PC products, by CompUSA PC Inc. The Company believes that the outsourcing to Ingram Micro should result in increased efficiencies and reduced costs, while improving the quality of service provided to the Company's direct sales customers. The outsourcing to Ingram Micro should also decrease the risk of inventory obsolescence and declining price protection levels provided by manufacturers.

    Substantially all of CompUSA's advertisements, including its color circulars, feature the Company's toll-free 1-800-COMPUSA telephone number and the URL for its Internet portal page, www.compusa.com. The Company advertises major brands of personal computer hardware, software, accessories, and supplies, as well as its full service offerings of training and technical services in computer journals, magazines, catalogs, and many other publications.

    CORPORATE--The Company has a dedicated corporate sales group that solicits potential corporate customers and offers phone ordering, electronic order placement via the Internet, delivery, business credit, leasing, and other services, including a corporate assistance window in each Computer Superstore for merchandise pickup and technical assistance. The Company offers volume purchase and national account agreements to qualified major customers. The Company's corporate sales group markets on the basis of overall merchandise selection, pricing, and service along with classroom training and technical services. The Company assigns an account executive to each of its larger customers to manage the Company's relationship with the customer.

    GOVERNMENT AND EDUCATION--The government and education sales groups market to federal, state, and local governments, government-related entities, and the education market, both directly and as a supplier to systems integrators and other contractors.

    As of September 9, 1999, over 10,000 products sold by the Company, from over 35 vendors, have been approved by the Federal General Services Administration ("GSA") on the 1996-2001 GSA schedule, making such products eligible for purchase by federal agencies and certain state and local governments. In addition to products listed on the GSA schedule, the Company sells to government customers via the federal procurement card, electronic order placement via the Internet, and state, county, and city contracts. The Company is also an approved training and service vendor on the GSA schedule.

    To address the needs of its education customers, the Company also maintains a sales group and support team dedicated to its education accounts. In addition to product purchases, schools can contract with CompUSA for technical services such as upgrades, maintenance, and telephone help desk support, as well as computer training courses for students, faculty, and administration. The Company provides these customers network design services by outsourcing to third-party providers.

    SERVICES--The Company also provides training and technical services to its direct sales customers. See "--Services" below.

COMPUSA PC

    In the first quarter of fiscal 1998, the Company introduced the "CompUSA PC-TM-" brand of desktop personal computers. Initially, the Company outsourced the assembly of these build-to-order products to third parties. Since November 1998, CompUSA PC products have been assembled by the Company in its assembly facility in Fort Worth, Texas. These products are currently being produced by CompUSA PC Inc. The Company introduced the CompUSA PC brand of notebook computers and servers in the third and fourth quarters of fiscal 1999, respectively. Customers place orders through the Company's Computer Superstores, by using the Company's toll-free telephone number, 1-800-COMPUSA, or through CompUSA PC Inc.'s web site at www.compusapc.com, which can also be accessed through the Company's portal page at www.compusa.com. Following assembly, CompUSA PC products are shipped directly to customers. CompUSA PC Inc. also ships pre-configured CompUSA PC desktop and notebook personal computers to the Company's retail stores for sale in such retail stores.

COMPUSA NET.COM

    CompUSA Net.com is an Internet-only retailer of technology products that targets the small office/ home office and home markets. Through its web site, www.compusanet.com, CompUSA Net.com offers a comprehensive array of products that includes computer hardware, software, and peripherals as well as certain other consumer electronics and technology products.

    CompUSA Net.com and the Company have entered into various arms-length agreements that provide, among other things, certain merchandising and marketing relationships. Merchandising agreements between CompUSA Net.com and the Company provide immediate access to, and availability of, new products, volume discounts, and merchandising expertise. CompUSA Net.com plans to utilize its own targeted marketing initiatives and advertising programs to reach a focused audience and position itself as a service-oriented provider of technology products via the Internet.

    CompUSA Net.com operates a call center in Marlborough, Massachusetts to provide customers with assistance in placing orders through its web site and other customer service and support functions. Most sales are fulfilled through separate arrangements with various distributors, such as Ingram Micro, with many products shipped directly to the customer. Orders for CompUSA PC products purchased through CompUSA Net.com are fulfilled by CompUSA PC Inc. In other cases, sales are fulfilled by CompUSA Net.com from its distribution facility, which also houses its call center.

    CompUSA Net.com began operating on March 28, 1999, when CompUSA contributed the net assets of its CompUSA Direct division to the subsidiary. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company.

SERVICES

    TRAINING--The Company offers training for customers in classroom facilities located in all of the metropolitan areas served by its Computer Superstores. Substantially all of the classroom facilities are located in the Company's retail stores. Although the Company's training business utilizes a market-based organizational structure, this approach is supported by a Dallas-based central registration and telemarketing services center and other support functions. Classes are offered for a variety of application and advanced technology software. All of the over 550 classrooms operated by the Company are equipped with a personal computer for each student. Most classrooms accommodate approximately 12 students, and the equivalent of approximately four to five full-day classes are offered in each classroom per week. The Company's instructors receive periodic training from software vendors and the Company on new technology as well as instructional skills development. In addition, the Company provides training at customers' facilities or at other off-site locations.

    The Company offers classroom training for most popular software applications, including networking and the Internet. In addition, the Company offers computer-based training and computerized skills assessment, as well as training delivered via the Internet. The Company also offers project management services to facilitate the registration of students and reporting of training classes taken.

    TECHNICAL SERVICES--The Company, primarily through the technical service departments in its Computer Superstores, provides numerous technical services, including computer upgrades, custom configurations, diagnostic testing, maintenance, repair, and delivery and installation. The Company also has outbound technical support teams in 20 major markets. These teams are designed to provide on-site services for corporate, government, and education customers. Services include product consultation and evaluation, computer and server configuration, installation, testing, upgrades, maintenance, and repairs. Other support functions include on-site technicians and emergency response. Network and system design services are outsourced to third-party providers. The Company also performs repairs for third-party service centers and extended service plan providers under national service agreements. The Company is a vendor-authorized service provider for Apple, Compaq, CompUSA PC, Hewlett-Packard, IBM, Microsoft, Packard Bell/NEC, Toshiba, and other leading manufacturers.

    In July 1998, the Company opened a new 105,000 square foot, 1,000-plus seat call center in Plano, Texas offering a wide range of inbound and outbound services. The center is divided into a sales and customer service department and a technical support department to offer high-volume call capacity and fully customizable sales, technical support, and customer support services for businesses of all sizes. The call center's sales and customer service group offers custom-designed inbound/outbound services for third-party, personal computer-related manufacturers and software publishers. In addition, this group provides customer service telephone support for CompUSA's retail and corporate, government, and education customers. CompUSA's technical support group offers a full menu of technical support outsourcing and help desk services for third parties, while also functioning as the support center for CompUSA's "tech-service-by-phone" offerings. In addition to custom-designed services, the Company offers a variety of flexible tech-service-by-phone services on both a prepaid and fee-for-services basis. The technical support group currently gives personal computer users three flexible tech-service-by-phone options. The "Dial-A-Tech" option is a technical service card that offers the customer unlimited technical service calls within a specified time period (90, 180 or 365 days). Customers that select CompUSA's "per incident" technical service option (1-888-NOW-TECH) are charged a flat rate of $24.95 per call. Customers that prefer to be charged by the minute can call 1-900-CALL-COMP for technical support at a rate of $2.49 per minute (the first minute is free). Each of these services is provided 24 hours a day, seven days a week. Hardware customers whose purchases are still under manufacturers' warranties may call the Company for technical support at no charge for the first 30 days after purchase.

PURCHASING, VENDOR SELECTION, AND PRODUCT OBSOLESCENCE

    The Company manages the purchase and replenishment of all store merchandise centrally. The inventory management department makes all purchases and directs merchandise transportation and transfers among the Company's facilities. The Company purchases a majority of its merchandise inventory for resale in its stores directly from manufacturers, supplemented with purchases from distributors. Manufacturers and distributors ship merchandise directly to the Company's stores and the six regional cross-dock facilities utilized by the Company that consolidate vendor shipments and transfer merchandise to the stores. Substantially all inventory is held at the Company's stores. In addition, beginning in September 1999, most direct sales orders of the Company's corporate, government, and education customers are fulfilled through Ingram Micro, with products shipped directly from the appropriate Ingram Micro distribution center to the customer.

    The Company considers numerous factors in vendor selection, including customer demand, product availability, product performance, price, and vendor credit terms. The Company believes that its significant purchase volumes generally allow it to acquire products at or near the lowest prices available. The Company has maintained long-term relationships with vendors but does not have material long-term contracts or commitments with any of them. Brand names and individual products are important to the Company's business. In fiscal 1999, purchases of products from or manufactured by each of Compaq Computer Corporation, Hewlett-Packard Company, and Ingram Micro constituted in excess of 10% of the Company's aggregate product purchases.

    Components used in CompUSA PC personal computers are purchased by CompUSA PC Inc. from numerous vendors. Necessary inventories of components and spare parts are maintained by CompUSA PC Inc. at its assembly facility. Inventories of components and spare parts are kept at low levels and regularly replenished to reduce the risk of inventory obsolescence and to allow CompUSA PC Inc. to incorporate quickly new technologies or components into product offerings. Because CompUSA PC personal computers are either built to customers' specifications or pre-configured and shipped to the Company's stores, no significant inventory of components, spare parts, or finished products is maintained at the assembly facility. However, the Company's Computer Superstores maintain inventories of pre-configured CompUSA PC personal computers and, therefore, the Company has obsolescence risk with respect to such inventories.

    As a retailer of personal computer products, the Company's exposure to product obsolescence and technological advances, other than with respect to CompUSA PC products carried in store inventory, is less than that faced by manufacturers of such products. Substantially all of the Company's major vendors, either contractually or as a result of the vendor following industry practices, have reduced the Company's exposure to inventory obsolescence by providing favorable arrangements, including price protection, stock balancing privileges, and other return privileges, subject to restrictions and limitations in certain circumstances, and promotional allowances for most products purchased. The Company has entered into agreements with certain vendors that limit the Company's return privileges in exchange for additional rebates. The Company believes that its relationship with Ingram Micro will reduce the Company's exposure to product obsolescence. The Company further reduces obsolescence risk through inventory management policies designed to maximize rapid inventory turnover. In fiscal 1999, the Company turned its inventory approximately 7.2 times. A reduction in, or the discontinuation of, current vendor practices related to price protection, stock balancing privileges, and other return privileges, or a significant decline in the Company's inventory turnover rate, could expose the Company to product obsolescence risks that would have a material adverse effect on the Company. There can be no assurance that vendors will not change these arrangements and privileges to the Company's detriment in the future.

CREDIT

    CompUSA extends credit to qualified corporate, government, and education customers generally pursuant to 30-day payment terms. The Company makes available revolving credit payment terms to corporations and individuals through private label credit card programs, which are provided by independent financial services companies. In addition, the Company accepts most major credit cards, including Visa, Mastercard, American Express, Diners Club, and Discover Card.

    Through its third-party leasing programs, the Company refers corporations and individuals desiring lease financing to independent leasing companies that purchase the specified equipment and lease it directly to these customers.

SEASONALITY

    Based upon its past operating history, the Company believes its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 16 of Notes to Consolidated Financial Statements.

PERSONNEL

    The Company considers its relationship with its employees to be excellent. None of the Company's employees are covered by collective bargaining agreements. At September 3, 1999, the Company employed approximately 13,900 full-time and 5,800 part-time employees.

INDUSTRY AND COMPETITION

    The Company believes that unit sales of personal computers and related products and services have increased as a result of the following factors: (i) growth of the service/information-based sector of the economy; (ii) improvements in personal computer hardware performance and new software applications; (iii) the emergence of industry standards and component compatibility; (iv) reductions in prices of hardware and software; (v) increased user familiarity with personal computers; (vi) the replacement of obsolete hardware, software and peripherals;
(vii) increased consumer awareness created, in part, by Internet capabilities;
(viii) office automation and the reengineering of the workplace; and (ix) the integration of personal computers into the educational curricula for students at all grade levels. The Company also believes that as higher performance personal computers continue to become available at even more attractive prices, the market for personal computers and related products and services should continue to grow.

    The personal computer industry is undergoing significant change. Rapid technological advances, in combination with an increasingly computer-literate population, have increased the use and popularity of personal computers, resulting in the emergence and growth of a variety of distribution channels. The Company believes that individuals, businesses, schools, and governments, having gained familiarity with personal computers, require less assistance in making their purchasing decisions and have become increasingly price sensitive. At the same time, intense competition for market share has forced hardware and accessory manufacturers, along with software vendors, to reduce prices and seek new channels through which to sell their products. These factors have resulted in widespread and intense competition among personal computer product retailers and resellers. The Company believes that its business strategy, including the recently announced strategic initiatives, positions it well to compete successfully in this industry.

    The Company competes with a large number and variety of resellers of personal computers and related products and services in its businesses. As to product sales, the Company primarily competes with large format consumer electronics and office supply retailers, manufacturers and distributors that sell directly to the public, other large format computer retailers, Internet-based retailers, mail order houses, mass merchants, discounters, specialty electronics retailers, software specialty retailers, other personal computer retailers, outbound dealers, and value-added resellers. In the training business, the Company primarily competes with various local, regional, and national chains of training centers and other large format computer retailers. In the technical services business, the Company primarily competes with manufacturers, value-added resellers, system integration service providers, other large format computer retailers, various other computer retailers, specialty electronics retailers, and large format consumer electronics and office supply retailers.

    The Company believes that the major competitive factors in its businesses include customer service, breadth and depth of selection, price, technical support, marketing and sales capabilities, and ease of delivery and return capabilities. The Company's utilization of trained personnel and the ability to use national and local advertising media, as well as its physical presence in local markets, are important to the Company's ability to compete in its businesses. The Company believes it is a strong competitor with respect to each of the factors referenced above. Given the highly competitive nature of the personal computer industry, no assurances can be given that the Company will continue to compete successfully with respect to the factors referenced above. Also, the Company would be adversely affected if its competitors were to offer their products at significantly lower prices or if the Company were unable to obtain products in a timely manner for an extended period of time. Some of the Company's competitors are larger and/or have substantially greater resources than the Company.

TRADEMARKS AND SERVICE MARKS

    The Company conducts its business in the United States under the trade names "CompUSA," "CompUSA The Computer Superstore," and "CompUSA PC." CompUSA Net.com Inc. currently conducts its business under the trade name "CompUSA Net.com." The Company holds United States federal registrations for "CompUSA," "CompUSA The Computer Superstore," and other marks, and has applied for United States federal registrations for several other trademarks and service marks, including "CompUSA PC." The Company has also registered trademarks and service marks in numerous foreign countries. The Company pursues a program of registering and enforcing its trademarks and service marks in the United States and throughout the world.

    The Company sells products under various trademarks and service marks and uses various trade names to which references are made in this Annual Report on Form 10-K that are the property of others.

ITEM 2.  PROPERTIES

    At September 9, 1999, the Company operated 210 CompUSA Computer Superstores in 82 metropolitan areas in the 42 states listed below.

                                                 NUMBER
STATE                                           OF STORES
--------------------------------------------  -------------
Alabama.....................................            1
Alaska......................................            1
Arizona.....................................            7
Arkansas....................................            1
California..................................           31
Colorado....................................            6
Connecticut.................................            3
Delaware....................................            1
Florida.....................................           16
Georgia.....................................            8
Hawaii......................................            2
Idaho.......................................            1
Illinois....................................            7
Indiana.....................................            1
Iowa........................................            1
Kansas......................................            2
Kentucky....................................            2
Louisiana...................................            2
Maryland....................................            5
Massachusetts...............................            7
Michigan....................................            7

                                                 NUMBER
STATE                                           OF STORES
--------------------------------------------  -------------
Minnesota...................................            4
Mississippi.................................            1
Missouri....................................            4
Nebraska....................................            1
Nevada......................................            3
New Hampshire...............................            1
New Jersey..................................           10
New Mexico..................................            1
New York....................................           11
North Carolina..............................            4
Ohio........................................            7
Oklahoma....................................            2
Oregon......................................            2
Pennsylvania................................            4
Rhode Island................................            1
Tennessee...................................            4
Texas.......................................           20
Utah........................................            3
Virginia....................................            7
Washington..................................            6
Wisconsin...................................            2

    All but four of the Company's stores are leased or subleased by the Company with lease terms expiring between 1999 and 2019. In most instances, the Company has renewal options at increased rents. Four stores are owned by the Company. The Company's stores range in size from 11,300 to 58,800 square feet and average approximately 26,000 square feet. The Company's headquarters, located in Dallas, Texas, occupies approximately 197,000 square feet of leased space. The initial lease term for the Company's headquarters has approximately four years remaining and the Company has renewal options on the lease at increased rents. In addition, the Company leases call center, distribution, warehouse, office, and other space that aggregates approximately 1,017,000 square feet and is subject to leases expiring at various dates through 2013. Such leased property includes approximately 210,000 square feet of space that is currently subleased or available for sublease by the Company to other parties. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

    On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of the Company's Common Stock and related publicly traded options during the class period. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case, effectively consolidating the two cases. Among other things, the plaintiffs allege that in order to halt a decline in the market price of the Company's Common Stock and to artificially inflate the stock price, Company insiders falsely reported to the market in early January 1998 that the Company was achieving strong sales of certain types of products.

The plaintiffs also allege that misstatements and omissions by Company personnel related to projected and historical operating results, sales, and other matters involving corporate operations resulted in an inflation of the stock price. The plaintiffs seek unspecified compensatory damages, recissory damages, interest, and attorneys' fees and costs, as well as certain equitable relief. On September 25, 1998, the Company filed a Motion to Dismiss together with a brief in support of the motion. On August 30, 1999, the Court granted the Company's motion and dismissed the complaint. The plaintiffs have until September 20, 1999, to file an amended complaint. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiffs in these lawsuits were to file an amended complaint and prevail in the litigation. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against such charges.

    On January 14, 1999, a nonclass lawsuit, Tom Johnson v. Circuit City Stores, Inc., et al., was filed by plaintiff Tom Johnson on behalf of himself and the California public against Circuit City Stores, Inc. and seven other computer products retailers, including the Company. Without identifying any specific acts by any specific retailers, Johnson's complaint alleges that such retailers have
(1) misrepresented the Year 2000 ("Y2K") compliance of products sold by them,
(2) sold unnecessary Y2K fixes, and/or (3) failed to disclose the need for Y2K fixes or upgrades. Johnson's complaint requests (1) the freezing of the retailers' assets, (2) the restitution of all funds acquired by the retailers since January 15, 1995, by means of the alleged conduct, (3) an injunction requiring the retailers to disclose the nature of the Y2K problem, a means to determine Y2K compliance and what fixes are available to all of their customers who have bought products since January 15, 1995, and (4) attorneys' fees. Together with other defendants, the Company has filed a Motion to Dismiss the complaint and such motion is currently pending. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiff in this lawsuit were to prevail in the litigation. The Company believes the claims are without merit and intends to vigorously defend against such charges.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CPU." The following table sets forth the high and low sales prices per share for the Common Stock as reported to the Company by the NYSE for the periods indicated:

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL YEAR 1998
  First Quarter............................................................  $   35.38  $   21.25
  Second Quarter...........................................................      37.81      25.69
  Third Quarter............................................................      35.00      25.63
  Fourth Quarter...........................................................      26.00      14.75

FISCAL YEAR 1999
  First Quarter............................................................  $   21.56  $   11.88
  Second Quarter...........................................................      19.38      11.63
  Third Quarter............................................................      14.94       5.63
  Fourth Quarter...........................................................       8.50       5.88

    At September 10, 1999 there were 1,893 holders of record of the Common
Stock.

DIVIDEND POLICY

    The Company has not paid and has no current plans to pay cash dividends on the Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's revolving credit agreement prohibit the payment of cash dividends on the Common Stock. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial and operating data as of and for the years ended June 24, 1995 through June 26, 1999. This information should be read in conjunction with the Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K.

                                                                     FISCAL YEAR ENDED(1)
                                             --------------------------------------------------------------------
                                               JUNE 26,      JUNE 27,      JUNE 28,      JUNE 29,      JUNE 24,
                                              1999(2)(3)       1998          1997          1996          1995
                                             ------------  ------------  ------------  ------------  ------------

                                              (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................  $  6,321,391  $  5,286,041  $  4,610,523  $  3,829,786  $  2,935,901
Cost of sales and occupancy costs..........     5,518,330     4,540,717     3,953,407     3,311,682     2,573,945
Gross profit...............................       803,061       745,324       657,116       518,104       361,956
Operating expenses.........................       661,830       507,180       401,722       328,344       263,654
Pre-opening expenses.......................         4,461         8,704         6,220         5,466         2,454
General and administrative expenses........       170,048       116,399        92,183        75,488        54,940
Restructuring charge.......................        20,938            --            --            --            --
Non-recurring amortization charge(4).......            --        55,885            --            --            --
Transaction costs related to
  acquisition(5)...........................            --            --            --         3,453            --
Operating income (loss)....................       (54,216)       57,156       156,991       105,353        40,908
Interest expense...........................        25,906        12,331        12,229        12,487        12,015
Other income, net..........................        (6,926)       (6,463)       (7,900)       (6,983)       (2,409)
Income (loss) before income taxes..........       (73,196)       51,288       152,662        99,849        31,302
Income tax expense (benefit)...............       (27,449)       19,745        58,776        40,184         6,963
Net income (loss)..........................  $    (45,747) $     31,543  $     93,886  $     59,665  $     24,339

Basic earnings (loss) per share(6).........  $      (0.50) $       0.35  $       1.03  $       0.68  $       0.31
Diluted earnings (loss) per share(6).......  $      (0.50) $       0.33  $       0.99  $       0.65  $       0.30

Weighted average common shares(6)..........        91,490        91,369        90,835        87,510        79,798
Weighted average common shares assuming
  dilution(6)..............................        91,490        94,616        94,589        91,220        81,736

SELECTED OPERATING DATA:
Computer Superstores open at end of year...           211           162           129           105            85
Average net sales per gross square
  foot(7)..................................  $      1,139  $      1,290  $      1,364  $      1,405  $      1,336
Total gross square footage at end of
  year.....................................     5,598,000     4,467,400     3,507,800     2,867,800     2,254,500
Percentage increase (decrease) in
  comparable store sales(8)................          (3.4)%          1.7%          5.9%         12.6%         10.3%

BALANCE SHEET DATA:
Working capital............................  $    150,060  $    288,867  $    363,963  $    305,899  $    190,128
Total assets...............................     1,465,848     1,160,510     1,124,592       909,337       641,329
Long-term debt, excluding current
  portion..................................       136,169       111,872       112,458       115,066       115,153
Stockholders' equity.......................       376,120       414,638       427,967       325,905       186,704

------------------------

NOTES ON FOLLOWING PAGE.

NOTES FROM PRECEDING PAGE.

(1) The Company's fiscal year is a 52/53 week year ending on the last Saturday of each June. The Company's fiscal years ended June 26, 1999, June 27, 1998, June 28, 1997, and June 24, 1995, each contained fifty-two weeks. The Company's fiscal year ended June 29, 1996 contained fifty-three weeks.

(2) On August 31, 1998, the Company acquired Computer City from Tandy. Following the acquisition, the Company operated 37 former Computer City stores as CompUSA Computer Superstores and two former Computer City "small market" stores in fiscal 1999. Of the 37 former Computer City stores operated as CompUSA Computer Superstores, the Company closed four of such stores in July 1999. The acquisition of Computer City has been accounted for under the purchase accounting method. See Note 4 of Notes to Consolidated Financial Statements.

(3) For a discussion of the Company's fiscal 1999 non-recurring and restructuring charges, see Note 2 of Notes to Consolidated Financial Statements.

(4) For a discussion of the Company's fiscal 1998 non-recurring amortization charge, see Note 3 of Notes to Consolidated Financial Statements.

(5) On May 30, 1996, the Company acquired PCs Compleat, Inc. ("PCs Compleat"), which became a wholly-owned subsidiary through which the Company conducted mail order, fulfillment, and retail Internet sales operations under the name CompUSA Direct subsequent to the acquisition. The acquisition was accounted for under the pooling of interests method of accounting. Accordingly, the Company has restated its consolidated financial statements for all periods prior to the acquisition to include the results of operations of PCs Compleat. In March 1999, the net assets of CompUSA Direct were contributed to CompUSA Net.com and PCs Compleat was merged into the Company.

(6) All references in this table to the number of shares, basic earnings (loss) per share, and diluted earnings (loss) per share prior to November 18, 1996 have been adjusted on a retroactive basis to reflect the two-for-one stock splits declared by the Company's Board of Directors effective April 8, 1996 and November 18, 1996, and the issuance of shares in connection with the Company's acquisition of PCs Compleat.

(7) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, weighted by the number of months open during the period. For purposes of calculating average net sales per gross square foot, net sales are comprised of net sales generated from the Company's Computer Superstores as well as the net sales of the Company's national accounts group to corporate, government, and education customers, but exclude sales of CompUSA Net.com.

(8) Comparable store sales are net sales for the Computer Superstores open the same months in both the indicated and previous periods, including stores that were relocated or expanded during either period. For purposes of calculating the change in comparable store sales, net sales are comprised of net sales generated from the Company's Computer Superstores as well as the net sales of the Company's national accounts group to corporate, government, and education customers, but exclude sales of CompUSA Net.com. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for fiscal 1999. The comparable store sales increase for fiscal 1997 was calculated by comparing net sales for the fifty-two weeks ended June 28, 1997 with net sales for the fifty-two weeks ended June 29, 1996. The comparable store sales increase for fiscal 1996 was calculated by comparing net sales for the fifty-three weeks ended June 29, 1996, with net sales for the fifty-three weeks ended July 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
  RESULTS

    This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's other filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market with its CompUSA PC brand personal computers in the first quarter of fiscal 1998, the opening of its own build-to-order assembly facility in the second quarter of fiscal 1999, and the addition of notebook computers and servers to the build-to-order product line in the third and fourth quarters of fiscal 1999, respectively, involve significant additional risks, including without limitation failure to achieve customer acceptance of the new products, substantial dependence on third parties for the quality and reliability of component parts, and the Company's ability to fulfill customer orders timely. Additionally, the Company's acquisition of Computer City in the first quarter of fiscal 1999 involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to mitigate the financial impact of future lease commitments related to Computer City stores closed, and to retain Computer City's retail and corporate customers. The Company's focus on its retail Internet business through CompUSA Net.com involves significant additional risks, including without limitation failure to achieve customer acceptance and potential significant operating and/or capital investments that may be required to be made by the Company. The Fiscal 1999 Initiatives, as defined and discussed under "--Results of Operations--Fiscal 1999 compared with Fiscal 1998," involve certain risks and uncertainties, including without limitation failure to achieve customer acceptance, substantial dependence on a third party for timely fulfillment of orders received from the Company's direct sales customers, failure to retain established direct sales customers, as well as costs to be incurred in connection with the store closures and the exiting of direct sales, fulfillment, and configuration activities. The Company's information technology initiatives involve additional risks, including deviations in scheduled installation dates, implementation costs, projected savings, and functionality.

    All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," "intends," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

ACQUISITION OF COMPUTER CITY

    On August 31, 1998, the Company completed its acquisition of Computer City from Tandy for an aggregate price of approximately $175 million. The purchase price is subject to post-closing adjustments that the Company anticipates finalizing with Tandy in the second quarter of fiscal 2000. See "--Liquidity and Capital Resources." The acquisition has been accounted for under the purchase accounting method.

    As of June 26, 1999, the Company operated 37 former Computer City stores in the United States as CompUSA Computer Superstores and two Computer City "small market" stores. Such stores were converted to the CompUSA information systems, format, and merchandise mix in fiscal 1999. The Company closed 55 acquired Computer City stores in the United States in fiscal 1999. Inventory liquidation sales were conducted at the majority of such stores through mid-October, at which time the stores were closed and the remaining merchandise inventories were transferred to CompUSA Computer Superstores, including former Computer City stores, for final liquidation. Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $7.0 million in cash and the assumption of certain liabilities. The Company closed four additional former Computer City stores in July 1999 in connection with its Fourth Quarter Initiatives (as described below).

    The 55 Computer City stores the Company closed in fiscal 1999 were generally in closer proximity to, and therefore the Company believes would have been more directly competitive with, existing CompUSA Computer Superstores than the 37 former Computer City stores in the United States that remained open as CompUSA Computer Superstores as of June 26, 1999. Of the four additional former Computer City stores closed in July 1999, one was located in a market with an existing CompUSA Computer Superstore. Of the 33 stores acquired from Computer City that remain open as CompUSA Computer Superstores, 28 are located in markets in which there are existing CompUSA Computer Superstores. The Company believes its decision to continue to operate these 28 stores is consistent with its strategy of opening additional Computer Superstores in existing markets to increase market penetration and to provide customers with more convenience and better service. However, the continued operation of these 28 stores may cause the rate of comparable store sales growth for the CompUSA Computer Superstores already in operation in such markets to be lower than it would have been if these 28 former Computer City stores had been closed and the sales from these 28 stores had been transferred to the existing CompUSA Computer Superstores.

COMPUSA NET.COM

    In March 1999, the Company completed the formation of CompUSA Net.com by contributing to it the net assets of CompUSA Direct, the Company's former mail order, fulfillment, and retail Internet sales division. CompUSA Net.com offers desktop and notebook computers, software, printers, scanners, accessories, and other electronic and digital products via the Internet. In the fourth quarter of fiscal 1999, CompUSA Net.com began phasing out or transferring to the Company its previous mail order, fulfillment, and other non-Internet operations.

GENERAL

    All references herein to "fiscal 1999" relate to the fifty-two weeks ended June 26, 1999. References to "fiscal 2000" relate to the fifty-two weeks ending June 24, 2000, references to "fiscal 1998" relate to the fifty-two weeks ended June 27, 1998, and references to "fiscal 1997" relate to the fifty-two weeks ended June 28, 1997.

    The following table sets forth certain items expressed as percentages of net sales for the periods indicated.

                                                                          FISCAL YEAR ENDED
                                                                -------------------------------------
                                                                 JUNE 26,     JUNE 27,     JUNE 28,
                                                                  1999(1)       1998         1997
                                                                -----------  -----------  -----------
Net sales.....................................................       100.0%       100.0%       100.0%
Cost of sales and occupancy costs.............................        87.3         85.9         85.7
                                                                     -----        -----        -----
Gross profit..................................................        12.7         14.1         14.3
Operating expenses............................................        10.5          9.6          8.7
Pre-opening expenses..........................................         0.1          0.1          0.2
General and administrative expenses...........................         2.7          2.2          2.0
Restructuring charge..........................................         0.3           --           --
Non-recurring amortization charge(2)..........................          --          1.1           --
                                                                     -----        -----        -----
Operating income (loss).......................................        (0.9)         1.1          3.4
Interest expense and other income, net........................         0.3          0.1          0.1
                                                                     -----        -----        -----
Income (loss) before income taxes.............................        (1.2)         1.0          3.3
Income tax expense (benefit)..................................        (0.5)         0.4          1.3
                                                                     -----        -----        -----
Net income (loss).............................................        (0.7)%        0.6%         2.0%
                                                                     -----        -----        -----
                                                                     -----        -----        -----

------------------------

(1) For a discussion of the Company's fiscal 1999 non-recurring and restructuring charges, see Note 2 of Notes to Consolidated Financial Statements.

(2) For a discussion of the Company's fiscal 1998 non-recurring amortization charge, see Note 3 of Notes to Consolidated Financial Statements.

    The following table sets forth certain operating data for the Company.

                                                                     FISCAL YEAR ENDED
                                                              -------------------------------
                                                              JUNE 26,   JUNE 27,   JUNE 28,
                                                                1999       1998       1997
                                                              ---------  ---------  ---------
Stores open at end of the year..............................        211        162        129
Computer City stores acquired during the year(1)............         37         --         --
Stores opened during the year...............................         14         33         24
Stores closed during the year(2)............................          2         --         --
Stores relocated during the year............................          4          2         --

Average net sales per gross square foot(3):
  CompUSA stores............................................  $   1,177  $   1,290  $   1,364
  Former Computer City stores(4)............................  $     711        N/A        N/A
  Total stores..............................................  $   1,139  $   1,290  $   1,364

Average net sales per Computer Superstore (in thousands):
  CompUSA stores............................................  $  32,292  $  35,289  $  37,381
  Former Computer City stores(4)............................  $  17,094        N/A        N/A
  Total stores..............................................  $  30,131  $  35,289  $  37,381

Comparable store sales increase (decrease)(5)...............       (3.4)%       1.7%       5.9%

------------------------

(1) On August 31, 1998, the Company acquired 37 Computer City stores that the Company was operating as CompUSA Computer Superstores as of June 26, 1999. Four of these stores were closed in July 1999 in connection with the Company's Fourth Quarter Initiatives.

NOTES CONTINUED ON FOLLOWING PAGE.

NOTES CONTINUED FROM PRECEDING PAGE.

(2) Two CompUSA Computer Superstores were closed in the third quarter of fiscal 1999 in markets where a former Computer City store remained open in close proximity to the closed CompUSA Computer Superstore.

(3) Calculated using net sales divided by gross square footage of the Company's Computer Superstores open at the end of the period, weighted by the number of months open during the period. For purposes of calculating average net sales per gross square foot, net sales are comprised of net sales generated from the Company's Computer Superstores as well as net sales of the Company's national accounts group to corporate, government, and education customers, but exclude sales of CompUSA Net.com.

(4) Average net sales per gross square foot and average net sales per store for the former Computer City stores have been calculated for the period from the acquisition date of August 31, 1998 through June 26, 1999.

(5) Comparable store sales are net sales for Computer Superstores open the same number of months in both the indicated and previous periods, including stores that were relocated or expanded during either period. For purposes of calculating the change in comparable store sales, net sales are comprised of net sales generated from the Company's Computer Superstores as well as net sales of the Company's national accounts group to corporate, government, and education customers, but exclude sales of CompUSA Net.com. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for fiscal 1999. The comparable store sales increase for fiscal 1997 has been calculated by comparing net sales for the fifty-two weeks ended June 28, 1997 with net sales for the fifty-two weeks ended June 29, 1996.

RESULTS OF OPERATIONS

    As a result of the expansion of the Company's store base, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of the results to be expected in future periods. In addition, the Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, product introductions, store closings, and changes in product mix. See "--Quarterly Data and Seasonality."

    The results of operations of the Company for fiscal 1999 include the results of operations of the 37 former Computer City stores that the Company operated as CompUSA Computer Superstores and two former Computer City "small market" stores from the acquisition date of August 31, 1998 through June 26, 1999. The results of operations for fiscal 1999 exclude the operating results of the 55 Computer City stores in the United States closed by the Company and the seven Canadian Computer City supercenters sold by the Company in fiscal 1999.

FISCAL 1999 COMPARED WITH FISCAL 1998

    In fiscal 1999, the Company incurred non-recurring and restructuring charges aggregating approximately $93.8 million related to various programs and initiatives undertaken by the Company ("Fiscal 1999 Initiatives"). The Fiscal 1999 Initiatives included (1) initiatives announced in the fourth quarter of fiscal 1999 as a result of the Company's extensive evaluation of its core businesses (the "Fourth Quarter Initiatives"), (2) the transition of the former Computer City stores to the CompUSA Computer Superstore format (the "Computer City Transition"), (3) the formation of CompUSA Net.com and its transition to an Internet-only business (the "CompUSA Net.com Realignment"), and (4) information technology initiatives (the "IT Initiatives").

    The following table summarizes the financial statement classification of the charges related to the Fiscal 1999 Initiatives:

                                                                    FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                                        ---------------------------------------------------------------
                                                          FOURTH      COMPUTER       COMPUSA
                                                          QUARTER       CITY         NET.COM         IT
                                                        INITIATIVES  TRANSITION    REALIGNMENT   INITIATIVES    TOTAL
                                                        -----------  -----------  -------------  -----------  ---------

                                                                                (IN THOUSANDS)
Cost of sales and occupancy costs.....................   $  37,559    $      --     $   2,165     $      --   $  39,724
Operating expenses....................................       8,603        5,718         1,367            --      15,688
General and administrative expenses...................          --        4,134         2,191         9,907      16,232
Restructuring charge..................................      20,103           --           835            --      20,938
Other expense.........................................       1,265           --            --            --       1,265
                                                        -----------  -----------       ------    -----------  ---------
                                                         $  67,530    $   9,852     $   6,558     $   9,907   $  93,847
                                                        -----------  -----------       ------    -----------  ---------
                                                        -----------  -----------       ------    -----------  ---------

    The following table summarizes the nature of the charges related to the Fiscal 1999 Initiatives:

                                                                    FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                                        ---------------------------------------------------------------
                                                          FOURTH      COMPUTER       COMPUSA
                                                          QUARTER       CITY         NET.COM         IT
                                                        INITIATIVES  TRANSITION    REALIGNMENT   INITIATIVES    TOTAL
                                                        -----------  -----------  -------------  -----------  ---------

                                                                                (IN THOUSANDS)
Non-cash charges for asset write-downs, primarily
  commercial inventories and store fixed assets.......   $  46,162    $      --     $   2,976     $      --   $  49,138
Personnel costs and professional fees.................          --        9,852         2,747         9,907      22,506
                                                        -----------  -----------       ------    -----------  ---------
                                                            46,162        9,852         5,723         9,907      71,644

Restructuring charge:
  Non-cash charges, primarily fixed asset write-downs
    related to closed/abandoned facilities............      14,270           --            90            --      14,360
  Reserves for future rental obligations, carrying
    costs and other closing costs related to
    closed/abandoned facilities.......................       3,479           --            --            --       3,479
  Legal and consulting fees...........................       1,000           --            --            --       1,000
  Severance and other personnel costs.................       1,354           --           745            --       2,099
                                                        -----------  -----------       ------    -----------  ---------
                                                            20,103           --           835            --      20,938

Other expense.........................................       1,265           --            --            --       1,265
                                                        -----------  -----------       ------    -----------  ---------
                                                         $  67,530    $   9,852     $   6,558     $   9,907   $  93,847
                                                        -----------  -----------       ------    -----------  ---------
                                                        -----------  -----------       ------    -----------  ---------

    Cash requirements related to the Fiscal 1999 Initiatives aggregated approximately $30.3 million, a substantial portion of which were paid prior to June 26, 1999 from cash generated from operations.

    FOURTH QUARTER INITIATIVES--The Fourth Quarter Initiatives were announced by the Company on June 24, 1999 as a result of the Company's extensive evaluation of its core businesses. The Fourth Quarter Initiatives are designed to increase gross margins, reduce operating costs, improve customer service, and position the Company to take advantage of additional strategic opportunities. Costs of approximately $67.5 million were recorded in the fourth quarter of fiscal 1999 in connection with the Fourth Quarter Initiatives. The Company anticipates incurring additional non-recurring charges related to the Fourth Quarter Initiatives in fiscal 2000 of approximately $10 to $15 million, including, among other things, severance actions taken by the Company in the first quarter of fiscal 2000. In addition, the Company anticipates incurring approximately $8 to $10 million of transition costs in fiscal 2000 related to the implementation of the Fourth Quarter Initiatives, primarily related to the hiring and training of personnel. The Company anticipates that the majority of the transition expenses will be incurred in the first quarter of fiscal 2000. When fully implemented, the Company believes the Fourth Quarter Initiatives will result in increased productivity and operating efficiencies that should result in annualized cost savings of up to $100 million.

    Charges recorded in the fourth quarter of fiscal 1999 in connection with the Fourth Quarter Initiatives related to (1) the streamlining of the Company's training business, (2) the reorganization of the Company's technical services business, (3) the redesign of the Company's sales and fulfillment activities for corporate, government, and education customers, (4) the evaluation of the profitability of the Company's stores, and (5) the change in the third-party provider of the extended service plans sold by the Company after June 1999.

    STREAMLINING OF TRAINING BUSINESS--In connection with the redesign of the Company's training services business, the Company implemented a vertical, market-based organizational structure. Previously, each store operated as an independent training organization with a local focus. Costs of approximately $600,000, primarily related to the severance of approximately 125 employees and other personnel costs, were incurred as a result of the training initiative in the fourth quarter of fiscal 1999. The training initiative was substantially completed in July 1999.

    REORGANIZATION OF TECHNICAL SERVICES BUSINESS--As a result of the evaluation of its technical services business, the Company implemented a strategy to focus on high-volume technical service opportunities, including "break-fix" and on-site warranty and technical services. In addition, the Company outsourced networking and systems configuration services to third-party providers. Costs of approximately $600,000, primarily related to the severance of approximately 150 employees and other personnel costs, were incurred as a result of the technical services initiative in the fourth quarter of fiscal 1999. The technical services initiative was also substantially completed in July 1999.

    REDESIGN OF DIRECT SALES, FULFILLMENT, AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its sales, fulfillment, and configuration activities to corporate, government, and education customers by (1) outsourcing the product sales, fulfillment, and configuration operations and (2) consolidating the Company's direct sales force.

    In connection with the outsourcing of the fulfillment of its sales orders from corporate, government, and education customers, the Company has implemented a plan to liquidate the related inventories in its fulfillment and configuration facility and its retail stores. As a result, the Company recorded a charge of approximately $37.0 million in the fourth quarter of fiscal 1999 to write down the carrying values of such inventories to management's estimates of the net realizable value of such inventories to be realized through vendor returns, liquidation through third parties, and promotional activities in the Company's stores. Such liquidation efforts are expected to be substantially completed by the end of the second quarter of fiscal 2000.

    Costs incurred in the fourth quarter of fiscal 1999 in connection with the expected abandonment of the Company's fulfillment and configuration facility activities consisted primarily of a $13.2 million write-down of the fixed assets having no future utility to the Company and a $2.2 million charge for the estimated remaining lease rentals and other carrying costs, net of estimated subrental income, associated with that facility prior to the expiration of the lease term in 2008. In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, sales orders for corporate, government, and education customers began to be fulfilled by Ingram Micro.

    In August 1999, the Company organized a centralized direct sales and support function and opened a new 80,000 square foot call center in Dallas to accommodate these functions. Previously, each store maintained a separate direct sales force. As a result of the centralization of the direct sales force, the Company severed approximately 2,200 employees in August 1999 previously responsible for the direct sales activities conducted through the Company's stores. In connection with these severance actions and other activities related to the redesign of the Company's sales, fulfillment, and configuration activities to its corporate, government, and education customers, the Company anticipates incurring approximately $10 to $15 million of costs in fiscal 2000.

    EVALUATION OF COMPANY'S STORES--In connection with the Fourth Quarter Initiatives, the Company analyzed each of its retail stores in terms of profitability and growth potential and closed four stores in July 1999. In connection with the closing of these four stores, the Company incurred costs of approximately $2.6 million, primarily related to the write-down of fixed assets having no future utility to the Company and the liquidation of inventories. In addition, the Company determined that the carrying values of the long-lived assets at 15 of the Company's stores exceeded the estimated undiscounted future cash flows to be generated by those stores. Accordingly, the Company wrote down the carrying values of the long-lived assets at those stores, primarily store fixtures and leasehold improvements, by approximately $6.5 million. After the write-down, the carrying values of such assets equal their estimated fair values based on the net present value of the stores' estimated future cash flows.

    CHANGE IN EXTENDED SERVICE PLAN PROGRAM--In June 1999, in response to a proposed premium rate increase related to the then current extended service plan program (the "Prior ESP Program"), the Company terminated the Prior ESP Program. In July 1999, the Company implemented a new extended service plan program utilizing new administration and insurance companies. As a result of the foregoing, the Company provided for estimated losses of approximately $2.0 million associated with certain unresolved issues with the administrator of the Prior ESP Program.

    The administration of the extended service plans sold pursuant to the Prior ESP Program is the responsibility of the administrator under the Prior ESP Program and/or the insurance companies that insured the administration obligations of the Prior ESP Program. In July 1999, the Company elected, for business and customer relations reasons, to provide supplemental administrative services to purchasers of extended service plans sold pursuant to the Prior ESP Program who experience difficulty in obtaining services from the administrator of the Prior ESP Program. The Company is currently seeking reimbursement from the insurance companies of the costs incurred by the Company in fiscal 2000 in providing these supplemental services. The Company believes it is entitled to full reimbursement of such costs and, during the first half of fiscal 2000, the Company expects to consummate an arrangement with the insurance companies for the reimbursement of such costs. In addition, the Company expects, during the first half of fiscal 2000, to reach an agreement with the insurance companies regarding the future administration of the Prior ESP Program. Depending upon the outcome of these negotiations, the Company may record a charge for the estimated costs related to the supplemental and future administration of the Prior ESP Program, to the extent such costs are not reimbursed by the insurance companies.

    COMPUTER CITY TRANSITION--The Company incurred costs of approximately $9.9 million in fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. These costs included a $2.4 million charge taken in the first quarter of fiscal 1999 for the closure of CompUSA Computer Superstores in markets where a former Computer City store remained open in close proximity to the closed CompUSA Computer Superstore.

    COMPUSA NET.COM REALIGNMENT--In March 1999, the Company completed the formation of CompUSA Net.com by contributing to it the net assets of the Company's CompUSA Direct division. Prior to the formation of CompUSA Net.com, the Company conducted its mail order, fulfillment, and retail Internet sales operations through CompUSA Direct. Concurrent with the formation of CompUSA Net.com, the Company announced plans to change the operations of CompUSA Net.com to an Internet-only business. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company. In connection with the CompUSA Net.com Realignment, the Company incurred costs of approximately $6.6 million. The primary components of such costs were (1) costs aggregating approximately $3.3 million associated with the phaseout of the previous mail order and other non-Internet sales operations of CompUSA Direct, primarily costs related to the severance of approximately 200 employees and the write-down of inventories not consistent with the Internet-only operations to be conducted by CompUSA Net.com, and (2) costs of approximately $2.8 million associated with the development and implementation of the Internet-only strategy, primarily consulting and professional fees.

    The Company anticipates additional costs will be incurred in fiscal 2000 related to the implementation of its Internet-only strategy for CompUSA Net.com. The Company anticipates pre-tax operating losses at CompUSA Net.com in the first quarter of fiscal 2000 of approximately $10 to $15 million. The Company plans to explore strategic partnerships and/or to access the capital markets over the next three to six months to fund the growth of CompUSA Net.com.

    IT INITIATIVES--In the fourth quarter of fiscal 1998, the Company committed to a new IT strategy. Pursuant to this strategy, the Company outsourced substantially all of its IT processes to a third-party service provider. In addition, the Company selected an Enterprise Resource Management ("ERM") system in fiscal 1999 to replace a substantial portion of the Company's existing IT systems. The Company implemented the first phases of the ERM system in July and August 1999 and expects to complete the final implementation of the ERM system in fiscal 2000. In fiscal 1999, the Company incurred non-recurring expenses of approximately $9.9 million related to the outsourcing of its IT operations and training and other non-capitalizable costs incurred in connection with the implementation of the ERM system.

    In connection with the IT Initiatives, the Company expects to incur additional costs of approximately $5 to $7 million in each fiscal quarter of fiscal 2000. The Company anticipates the completion of the IT Initiatives in the fourth quarter of fiscal 2000.

    NET SALES--Net sales for fiscal 1999 increased 19.6% to $6.32 billion from $5.29 billion for fiscal 1998. The increase in net sales was due to sales of approximately $630.4 million attributable to the new stores opened subsequent to fiscal 1998 and sales of approximately $559.2 million generated by the former Computer City stores, partially offset by a decline in comparable store sales. In addition, sales at CompUSA Net.com increased approximately 22.3% to $252.8 million in fiscal 1999 from $206.8 million in fiscal 1998.

    Despite an increase in overall sales and the number of personal computer systems sold in fiscal 1999, average net sales per store for fiscal 1999 decreased approximately 15% from fiscal 1998. The Company believes average net sales per store were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, an increase in sales of lower-end computer systems as a percentage of total computer systems sold, and lower sales per store at the 37 former Computer City stores compared with other CompUSA Computer Superstores.

    Comparable store sales by the CompUSA Computer Superstores decreased 3.4% from fiscal 1998. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for fiscal 1999. The Company believes comparable store sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold. The Company also believes the change in comparable store sales was negatively impacted by a decline in sales of the CompUSA Computer Superstores during fiscal 1999 as a result of (1) the transfer of sales from existing CompUSA Computer Superstores to the former Computer City stores located in markets in which there are existing CompUSA Computer Superstores, (2) inventory liquidation sales conducted at the Computer City stores closed by the Company in September and October 1998, and (3) promotional sales activities conducted in the former Computer City stores in the second quarter of fiscal 1999.

    While the Company believes the opening of additional Computer Superstores in existing markets, as well as the acquisition of Computer City stores in existing markets, has resulted in some reductions in the rate of comparable store sales growth, CompUSA has historically opened additional stores in existing markets largely to increase market penetration and to provide customers with more convenience and better service, to increase its awareness with local consumers, to enhance its competitive position in such markets, and to create efficiencies in advertising and management. Management plans to continue its strategy of opening additional Computer Superstores in existing markets because it believes such strategy is in the Company's long-term best interest.

    GROSS PROFIT--Gross profit was $803.1 million, or 12.7% of net sales, in fiscal 1999, compared with $745.3 million, or 14.1% of net sales, in fiscal 1998. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $39.7 million, gross profit was $842.8 million, or 13.3% of net sales. The decline in gross profit as a percentage of net sales to 13.3% in fiscal 1999 from 14.1% in fiscal 1998 was primarily due to the following: (1) an increase in product costs as a percentage of net sales, (2) an increase in controllable costs, such as freight and inventory shrinkage, as a percentage of net sales, and (3) an increase in occupancy costs as a percentage of net sales.

    In fiscal 1999, product costs increased as a percentage of net sales by approximately 0.13% compared with fiscal 1998. The increase in product costs as a percentage of net sales was due to lower average selling prices in general as well as promotional sales activities. The Company conducted promotional sales activities in the former Computer City stores as well as seasonal promotions in the second quarter of fiscal 1999. In addition, the Company took aggressive pricing actions in the third quarter of fiscal 1999 in reaction to lower than anticipated demand.

    Gross profit also decreased in fiscal 1999 due to an increase in freight and inventory shrinkage expenses by approximately 0.17% as a percentage of net sales compared with fiscal 1998. Freight expense, which is generally a fixed cost based on the number of units sold, increased as a percentage of net sales due to the decline in average selling prices. In addition, freight expense increased as a percentage of net sales due to the increased use of expedited freight in the second quarter of fiscal 1999 in order to ensure the timely receipt of merchandise inventories in the Company's Computer Superstores. The increase in inventory shrinkage expense was primarily attributable to higher expenses as a percentage of net sales incurred in the operation of the former Computer City stores.

    Occupancy costs increased by approximately 0.40% as a percentage of net sales in fiscal 1999 compared with fiscal 1998. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in fiscal 1999, primarily as a result of lower average net sales per store compared with fiscal 1998, particularly at the former Computer City stores.

    In connection with the Fourth Quarter Initiatives, the Company incurred a charge of approximately $37.6 million, or 0.59% of net sales, in fiscal 1999 related to the estimated costs of liquidation of commercial products held in both the Company's centralized distribution and configuration facility located in the Dallas/Fort Worth area and the Company's retail stores as well as the liquidation of inventories held by the four stores closed in July 1999.

    In addition, the Company incurred costs of approximately $2.2 million, or 0.03% of net sales, in connection with the CompUSA Net.com Realignment related primarily to the estimated costs of liquidation of inventories not consistent with the Internet-only operations to be conducted by CompUSA Net.com in the future.

    OPERATING EXPENSES--Operating expenses were $661.8 million, or 10.5% of net sales, in fiscal 1999, compared with $507.2 million, or 9.6% of net sales, in fiscal 1998. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $15.7 million, operating expenses were $646.1 million in fiscal 1999, or 10.2% of net sales. The increase in operating expenses as a percentage of net sales to 10.2% in fiscal 1999 from 9.6% in fiscal 1998 was due to increases in personnel, facility, and certain selling expenses as percentages of net sales, partially offset by a decrease in advertising expense as a percentage of net sales.

    Excluding personnel costs of approximately $2.3 million incurred in connection with the Fiscal 1999 Initiatives, personnel expenses in fiscal 1999 increased 0.55% as a percentage of net sales. Personnel costs increased as a percentage of net sales primarily as a result of lower average net sales per store, particularly at the 37 former Computer City stores.

    Facility expenses, excluding costs of approximately $600,000 related to the Fiscal 1999 Initiatives, increased by approximately 0.15% as a percentage of net sales in fiscal 1999 compared with fiscal 1998. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in fiscal 1999, primarily as a result of lower average net sales per store, particularly at the 37 former Computer City stores.

    The increase in operating expenses for fiscal 1999 compared with fiscal 1998 was also due to an increase in credit card discount fees charged by third parties and bad debt expenses as percentages of net sales. Such costs increased by approximately 0.16% as a percentage of net sales for fiscal 1999 compared with fiscal 1998.

    The above increases were partially offset by lower advertising expense as a percentage of net sales. Net advertising expense decreased by approximately 0.29% as a percentage of net sales in fiscal 1999 due to increased vendor participation and advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores. This decrease in net advertising expense was partially offset by advertising expenses related to the promotional sales activities conducted in the former Computer City stores in the second quarter of fiscal 1999.

    In connection with the Fourth Quarter Initiatives, the Company recorded a charge of approximately $2.0 million, or 0.03% of net sales, for estimated losses associated with the resolution of certain issues with the administrator of the Prior ESP Program. In addition, the Company determined that the carrying values of the long-lived assets at 15 of the Company's stores exceeded the undiscounted cash flows expected to be generated by those assets. As a result, the Company recorded a $6.5 million charge, or 0.10% of net sales, to write down the assets to estimated fair value.

    The Company incurred costs of approximately $3.3 million, or 0.05% of net sales, in fiscal 1999 related to the Computer City Transition, which includes costs of training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. Additionally, in the first quarter of fiscal 1999, the Company recorded a charge of $2.4 million, or 0.04% of net sales, for the closure of certain CompUSA Computer Superstores in markets where a former Computer City store remained open in close proximity to a CompUSA Computer Superstore.

    In addition, the Company incurred costs of approximately $1.4 million, or 0.02% of net sales, in connection with the CompUSA Net.com Realignment, consisting primarily of employee severance payments and legal and consulting fees.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. In fiscal 1999, the Company incurred $4.5 million in pre-opening expenses in connection with the opening of 14 Computer Superstores and the relocation of four Computer Superstores, compared with $8.7 million in pre-opening expenses in fiscal 1998 incurred in connection with the opening of 33 Computer Superstores and the relocation of two Computer Superstores.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $170.0 million, or 2.7% of net sales, in fiscal 1999, compared with $116.4 million, or 2.2% of net sales, in fiscal 1998. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $16.2 million, general and administrative expenses were $153.8 million in fiscal 1999, or 2.4% of net sales. The increase in general and administrative expenses as a percentage of net sales to 2.4% in fiscal 1999 from 2.2% in fiscal 1998 was primarily due to the following: (1) increased personnel and facility expenses as percentages of net sales and (2) other costs related to the acquisition of Computer City.

    Excluding personnel costs of approximately $10.2 million incurred in connection with the Fiscal 1999 Initiatives, personnel expenses in fiscal 1999 increased as a percentage of net sales by approximately 0.09%. This increase in personnel expenses as a percentage of net sales is primarily attributable to lower average net sales per store in fiscal 1999 compared with fiscal 1998, particularly at the 37 former Computer City stores.

    Facility expenses, excluding costs of approximately $400,000 related to the Fiscal 1999 Initiatives, increased by approximately 0.05% as a percentage of net sales in fiscal 1999 compared with fiscal 1998. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in fiscal 1999 primarily as a result of lower average net sales per store. In addition, facility expenses increased in fiscal 1999 as a result of the expansion of the Company's corporate facilities.

    The Company recorded approximately $4.4 million, or 0.07% of net sales, of amortization expense in fiscal 1999 related to the goodwill associated with the acquisition of Computer City.

    In connection with the Computer City Transition, the Company incurred costs of approximately $4.1 million, or 0.07% of net sales, in fiscal 1999 for the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores.

    The Company incurred fiscal 1999 expenses of approximately $2.2 million, or 0.03% of net sales, related to the CompUSA Net.com Realignment, consisting primarily of employee severance payments and consulting and legal fees.

    In fiscal 1999, the Company incurred expenses of approximately $9.9 million, or 0.16% of net sales, related to the IT Initiatives. Such costs were primarily due to the outsourcing of the Company's IT development and training and other non-capitalizable costs incurred in connection with the implementation of its ERM System.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, was $19.0 million, or 0.3% of net sales, in fiscal 1999, compared with $5.9 million, or 0.1% of net sales, in fiscal 1998. The increase in interest expense and other income, net, was primarily due to interest expense of approximately $10.7 million, or 0.17% of net sales, recorded on the $136 million note payable to Tandy related to the acquisition of Computer City. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's effective tax rate was 37.5% in fiscal 1999 and 38.5% in fiscal 1998. The effective tax rate for fiscal 1999 and fiscal 1998 differed from the federal statutory rate primarily due to state income taxes and the benefits of tax-exempt interest earned by the Company.

    At June 26, 1999, the Company had net deferred tax assets aggregating $53.8 million. Based on its tax planning strategies and current projections of future taxable income, the Company believes it is more likely than not that the Company will realize the recorded deferred tax assets. Accordingly, no valuation allowance was established at June 26, 1999.

    NET LOSS--As a result of the above, the net loss for fiscal 1999 was $45.7 million, or $.50 per diluted share, compared with net income of $31.5 million, or $.33 per diluted share, for fiscal 1998.

FISCAL 1998 COMPARED WITH FISCAL 1997

    NET SALES--Net sales for fiscal 1998 increased 14.7% to $5.29 billion from $4.61 billion for fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to fiscal 1997 and an increase in comparable store sales of 1.7%. Despite an increase in overall sales and the number of personal computer systems sold in fiscal 1998, sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, as well as increased sales of lower-end computer systems. Additionally, in fiscal 1998, average net sales per Computer Superstore decreased approximately 6% from fiscal 1997. The Company believes average net sales per Computer Superstore were negatively impacted by decreases in average selling prices, an increase in sales of lower-end computer systems, and an increase in the number of the Company's stores open less than two years. In general, less mature stores generate lower sales than more mature stores.

    GROSS PROFIT--Gross profit was $745 million, or 14.1% of net sales, in fiscal 1998, compared with $657 million, or 14.3% of net sales, in fiscal 1997. The decline in gross profit as a percentage of net sales in fiscal 1998 compared with fiscal 1997 was due, in part, to costs associated with the CompUSA PC line of build-to-order personal computers, increases in inventory shrinkage and freight expense, and the deleveraging of occupancy costs, which are generally fixed in nature. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

    OPERATING EXPENSES--Operating expenses were $507 million, or 9.6% of net sales, in fiscal 1998, compared with $402 million, or 8.7% of net sales, in fiscal 1997. The increase in operating expenses as a percentage of net sales was due primarily to the deleveraging of facilities expenses, an increase in the ratio of service revenues to total revenues, and the Company's efforts to expand certain of its businesses, offset by lower incentive compensation. Facilities expenses are generally fixed in nature and deleveraged in fiscal 1998 as a result of lower average net sales per store. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. Through fiscal 1998, the Company's policy was to expense all pre-opening expenses in the month of the store's grand opening. See Note 1 of Notes to Consolidated Financial Statements. In fiscal 1998, the Company incurred $8.7 million in pre-opening expenses in connection with the opening of 33 Computer Superstores and the relocation of two Computer Superstores, compared with $6.2 million in pre-opening expenses incurred in fiscal 1997 in connection with the opening of 24 Computer Superstores.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $116 million, or 2.2% of net sales, in fiscal 1998, compared with $92.2 million, or 2.0% of net sales, in fiscal 1997. The increase in general and administrative expenses as a percentage of net sales was primarily due to costs related to the expansion of the Company's corporate facilities to support the Company's growth as well as the deleveraging of corporate facilities expenses, which are generally fixed in nature. In addition, general and administrative expenses increased as a result of costs associated with the Company's efforts to expand certain of its businesses as well as to develop new business opportunities. These increases were partially offset by lower incentive compensation. General and administrative expenses per store were approximately $812,000 in fiscal 1998, compared with $785,000 in fiscal 1997.

    NON-RECURRING AMORTIZATION CHARGE--During the fourth quarter of fiscal 1998, the Company committed to a plan to implement a new IT strategy. In fiscal 1999, pursuant to the strategy, the Company signed an agreement to outsource substantially all of its IT processes and began the implementation of an ERM system. In February 1999, the Company completed an agreement for the outsourcing of substantially all of its IT development and support for the Company's Computer Superstores and related businesses, such as technical services, training, build-to-order, call center operations, and support for the Company's implementation of a new ERM system. Implementation of the ERM system will result in the replacement of a substantial portion of the Company's existing IT systems, as well as certain systems previously under development. As a result of the adoption of this new strategy, the Company incurred a non-recurring, pre-tax amortization charge in fiscal 1998 of $55.9 million (approximately $34.4 million after tax) related to the impairment of existing IT systems and the abandonment of certain systems under development. See Note 3 of Notes to Consolidated Financial Statements.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, of $5.9 million, or 0.1% of net sales, in fiscal 1998, remained relatively constant as a percentage of net sales compared with $4.3 million, or 0.1% of net sales, in fiscal 1997. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's effective tax rate was 38.5% for both fiscal 1998 and fiscal 1997. The effective tax rate for both fiscal 1998 and fiscal 1997 differed from the federal statutory rate primarily due to state income taxes, offset, in part, by the benefits of tax-exempt interest earned by the Company.

    NET INCOME--As a result of the above, net income for fiscal 1998 was $31.5 million, or $0.33 per diluted share, compared with net income of $93.9 million, or $0.99 per diluted share, for fiscal 1997.

QUARTERLY DATA AND SEASONALITY

    The Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, store closings, product introductions, and changes in product mix.

    Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 16 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At June 26, 1999, total assets were $1.47 billion, $1.10 billion of which were current assets, including $173.4 million of cash and cash equivalents. Net cash provided by operating activities for fiscal 1999 was $130.1 million compared with $127.8 million in fiscal 1998.

    Approximately three-fourths of the Company's net sales during both fiscal 1999 and fiscal 1998 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

    Merchandise inventories increased to $667.5 million at June 26, 1999, from $520.8 million at June 27, 1998. The increase in merchandise inventories is primarily attributable to inventories at the 14 Computer Superstores opened in fiscal 1999 and the 37 former Computer City stores and higher inventories held at the Company's distribution and configuration facility. Inventory per store was approximately $3.0 million at June 26, 1999, compared with approximately $3.1 million at June 27, 1998.

    Capital expenditures during fiscal 1999 were $85.3 million, compared with $138.1 million of capital expenditures during fiscal 1998. The following table sets forth the capital expenditures for fiscal 1999 and fiscal 1998.

                                                                           FISCAL YEAR ENDED
                                                                         ---------------------
                                                                         JUNE 26,    JUNE 27,
                                                                           1999        1998
                                                                         ---------  ----------
New stores.............................................................  $   8,259  $   42,673
Existing stores........................................................     19,900      36,388
Computer City store conversions........................................     10,719          --
Information technology initiatives.....................................     23,702      36,665
Corporate and other....................................................     22,700      22,372
                                                                         ---------  ----------
Total capital expenditures.............................................  $  85,280  $  138,098
                                                                         ---------  ----------
                                                                         ---------  ----------

    The Company opened 14 Computer Superstores during fiscal 1999 and 33 Computer Superstores during fiscal 1998. The Company plans to open approximately ten Computer Superstores in fiscal 2000. The Company anticipates capital expenditures of approximately $12 million in connection with fiscal 2000 new store openings and approximately $83 to $113 million in connection with other capital programs, including the IT Initiatives. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

    Effective June 30, 1999, the Company entered into a three-year secured revolving credit agreement (the "Credit Agreement") with a consortium of banks and financial institutions that provides for borrowings and letters of credit up to a maximum of $500 million, with letters of credit not to exceed $100 million. The Credit Agreement replaces a previous $230 million secured credit facility. Borrowings under the Credit Agreement are subject to a borrowing base (the "Borrowing Base") that is equal to the sum of (a) 85% of eligible accounts receivable, as defined, and (b) an amount equal to the lowest of (i) 65% of the lower of cost or market value of eligible inventory, as defined, (ii) 85% of appraised liquidation value, as defined, of eligible inventory or (iii) $400 million, less (c) outstanding letters of credit. The Borrowing Base may also be reduced by certain reserves provided for in the Credit Agreement in the event borrowings and letters of credit under the Credit Agreement exceed 50% of the borrowing base without reduction for letters of credit or such reserves. Borrowings pursuant to the Credit Agreement are secured by substantially all the Company's assets, excluding those of CompUSA Net.com. The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio in the event the amount available for future borrowings under the Credit Agreement is less than $75 million. At June 26, 1999, the Company had no amounts outstanding under its previous secured credit facility. As of August 31, 1999, the Company had approximately $485.5 million of total availability under the Credit Agreement against which the Company had $40.0 million of outstanding borrowings and $13.5 million of outstanding letters of credit.

    In July 1999, the Company announced the redemption of its 9 1/2% Senior Subordinated Notes due 2000 (the "Senior Subordinated Notes"). The Senior Subordinated Notes were paid in full on August 3, 1999 utilizing available cash balances and proceeds from borrowings under the Credit Agreement.

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

    The Company is currently transitioning CompUSA Net.com to an Internet-only operation. The Company currently plans to explore strategic partnerships and/or access the capital markets over the next three to six months to fund the growth of CompUSA Net.com. There can be no assurance that such strategic partnerships can be effected and/or such funding can be accomplished through the capital markets on terms acceptable to the Company.

    The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 2000 and to make all required payments of interest on the Seller Note. The level of future expansion of both the Company and CompUSA Net.com will be contingent upon the availability of additional capital.

INFLATION

    While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurances that the Company's business will not be affected by inflation in the future.

NEW PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company has adopted the annual disclosure requirements of SFAS No. 131 in the preparation of this Annual Report on Form 10-K for the fiscal year ended June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal 2000. The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1. Also, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 in the preparation of the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of SOP 98-5 had no material impact on the Company's financial statements.

YEAR 2000 ISSUES

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

    The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, and telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both

IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts related to its IT systems, which began in October 1996, will be completed by October 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of June 26, 1999, it had completed approximately 85% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 15% of the initiatives are in process and expected to be completed by October 31, 1999. As non-IT system issues are identified and assessed, remediation and testing of the non-IT system issues will be ongoing through December 31, 1999.

                                                                                                            PERCENT
YEAR 2000 INITIATIVE                                                                       TIME FRAME      COMPLETE
----------------------------------------------------------------------------------------  -------------  -------------
Initial IT systems identification and assessment........................................     10/96-3/97         100%
Remediation and testing regarding central system issues.................................      5/97-4/98         100%
Remediation and testing regarding departmental system issues............................      3/98-9/99          90%
Remediation and testing regarding store and distribution system issues..................      8/98-9/99          90%
Upgrades to telephone/PBX and other systems.............................................      3/98-3/99         100%
Electronic data interchange trading partner conversions.................................      3/98-9/99          90%
Identification, assessment, remediation, and testing regarding desktop and individual
  system issues.........................................................................     2/98-10/99          80%
Identification and assessment regarding non-IT system issues............................     4/98-12/99          95%
Remediation and testing regarding non-IT system issues..................................     2/99-12/99          90%
Integrated company-wide testing.........................................................     9/99-12/99          50%

    The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of June 26, 1999, the Company had received responses from approximately 56% of such third parties, and 81% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

    The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $5 million, which expenditures will be funded from operating cash flows. Such amount represents approximately 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of June 26, 1999, the Company had incurred costs of approximately $4.0 million related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $4.0 million relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

    The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties, including the variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company. In addition, some government and large corporate customers have required the Company to represent and warrant to them that all of the products the Company sells to them are Year 2000 compliant. The Company is a defendant in one lawsuit involving Year 2000 issues, and these factors may lead to additional claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's Credit Agreement provides for borrowings which bear interest at variable rates based on either a prime rate or the London Interbank Offering Rate. At June 26, 1999, the Company had no amounts outstanding under its previous secured credit facility. As of August 31, 1999, the Company had approximately $485.5 million of total availability under the Credit Agreement against which the Company had $40.0 million of outstanding borrowings and $13.5 million of outstanding letters of credit. The Senior Subordinated Notes, which required the Company to make semi-annual interest payments at a fixed interest rate of 9 1/2% per annum, were paid in full on August 3, 1999. In addition, the Seller Note requires the Company to make semi-annual installment payments with a fixed interest rate of 9.48% per annum. The Company believes, because of the retirement of the Senior Subordinated Notes, the fixed nature of the interest charges of the Seller Note and current variable-rate indebtedness of $40.0 million, that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 16 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information concerning the directors of the Company is set forth in the Proxy Statement (the "Proxy Statement") to be sent to stockholders in connection with the Company's Annual Meeting of Stockholders to be held November 3, 1999 under the heading "PROPOSAL NO. 1--ELECTION OF DIRECTORS," which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "MANAGEMENT--Executive Officers," which information is incorporated herein by reference. Information concerning compliance by directors, officers, and 10% stockholders of the Company with the filing requirements of Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement under the heading "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," which information is incorporated herein by reference.

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

    1.  Consolidated Financial Statements:

       See Index to Consolidated Financial Statements on page F-1.

    2.  Exhibits:

      2.1  Agreement and Plan of Merger, dated as of May 15, 1996, by and among the
             Company, Snowstorm Merger Corp., a Delaware corporation and a wholly-
             owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat, Inc.(1)

      2.2  Stock Purchase Agreement dated as of June 21, 1998 ("Stock Purchase
             Agreement") by and between Tandy Corporation and the Company for the purchase and sale of all outstanding capital stock of Computer City, Inc.(2)

      2.3  Amendment to Stock Purchase Agreement dated August 31, 1998.(2)

      3.1  Restated and Amended Certificate of Incorporation.(3)

      3.2  Restated and Amended Bylaws.(4)

      4.1  Specimen Common Stock Certificate (as amended).(5)

      4.2  Specimen 9 1/2% Senior Subordinated Note Due 2000.(6)

      4.3  Indenture dated June 17, 1993 (the "Indenture") among CompUSA Inc., as
             Issuer, Compudyne Products, Inc., Compudyne Direct, Inc., CompFinance
             Inc., CompService Inc., as Guarantors and U.S. Trust Company of Texas,
             N.A., as Trustee relating to 9 1/2% Senior Subordinated Notes Due
             2000.(7)

      4.4  First Supplemental Indenture dated as of December 1, 1995 among the
             Company, CompTeam Inc., CompFinance Inc., CompService Inc., and U.S.
             Trust Company of Texas, N.A., as Trustee.(8)

      4.5  Second Supplemental Indenture dated as of February 7, 1996 among the
             Company, CompTeam Inc., CompFinance Inc., CompService Inc., CompUSA
             Holdings II Inc., and U.S. Trust Company of Texas, N.A., as Trustee.(9)

      4.6  Third Supplemental Indenture dated as of May 14, 1996 among the Company,
             CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II
             Inc., Snowstorm Merger Corp. and U.S. Trust Company of Texas, N.A., as
             Trustee.(9)

      4.7  Fourth Supplemental Indenture dated as of May 30, 1996 among the Company,
             CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA Holdings II
             Inc., PCs Compleat, Inc. and U.S. Trust Company of Texas, N.A., as
             Trustee.(9)

      4.8  Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the
             Company, CompFinance Inc., CompService Inc., CompTeam Inc., CompUSA
             Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA
             Management Company, CompUSA Stores L.P., CompUSA Holdings Company and
             U.S. Trust Company of Texas, N.A., as Trustee.(9)

      4.9  Sixth Supplemental Indenture dated as of August 31, 1998 among the
             Company, CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc.,
             CompUSA Holdings I Inc., CompUSA Stores L.P., CompUSA Holdings Company,
             CompUSA Management Company, Computer City, Inc. and U.S. Trust Company
             of Texas, N.A., as Trustee.(10)

     4.10 Subsidiary Guarantees of the Company's indebtedness under the Indenture executed by CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat,
             Inc., CompUSA Holdings I Inc., CompUSA Management Company, CompUSA
             Stores L.P. and CompUSA Holdings Company.(9)

     4.11 Subsidiary Guaranty dated as of August 31, 1998, of the Company's indebtedness under the Indenture executed by Computer City, Inc.(10)

     4.12  Seventh Supplemental Indenture dated as of June 28, 1999 among the
             Company, CompTeam Inc., CompUSA Holdings II Inc., CompUSA Holdings I
             Inc., CompUSA Stores L.P., CompUSA Holdings Company, CompUSA Management
             Company, CompUSA PC Operating Company, CompUSA GP Holdings Company and
             CompUSA PC Inc.(11)

     4.13 Subsidiary Guarantee dated as of June 28, 1999, of the Company's indebtedness under the Indenture as executed by CompUSA PC Inc.(11)

     4.14 Subsidiary Guarantee dated as of June 28, 1999, of the Company's indebtedness under the Indenture as executed by CompUSA GP Holdings
             Company.(11)

     4.15 Subsidiary Guarantee dated as of June 28. 1999, of the Company's indebtedness under the Indenture as executed by CompUSA PC Operating
             Company.(11)

     4.16  Rights Agreement dated April 29, 1994, between the Company and Bank One,
             Texas, N.A., as Rights Agent.(4)

     4.17  Letter of the Company dated August 16, 1996, appointing American Stock
             Transfer & Trust Company as substitute Rights Agent under the Rights
             Agreement.(9)

     4.18 Subordinated Promissory Note dated August 31, 1998, in the principal amount of $136,000,000 issued in favor of Tandy Corporation.(2)

     10.1  $500,000,000 Loan and Security Agreement dated as of June 30, 1999 (the
             "Loan Agreement") among the Company, CompUSA Stores L.P., certain lenders of the Company and CompUSA L.P. and NationsBank, N.A., as administrative agent and a lender.(11)

     10.2  $300,000,000 Second Amended and Restated Credit Agreement dated March 12,
             1998, among the Company, certain lenders and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as administrative lender (the
             "Credit Agreement"). (Superseded by the Loan Agreement)(12)

     10.3  First Amendment to the Credit Agreement, dated June 16, 1998, among the
             Company, certain lenders and NationsBank, N.A., as administrative lender. (Superseded by the Loan Agreement)(10)

     10.4 Second Amendment to the Credit Agreement, dated August 31, 1998, among the Company, certain lenders and NationsBank, N.A., as administrative lender. (Superseded by the Loan Agreement)(10)

     10.5  Third Amendment to the Credit Agreement, dated effective as of March 27,
             1999, among the Company, certain lenders and NationsBank, N.A., as administrative lender. (Superseded by the Loan Agreement)(14)

     10.6  The Addison Office Lease Agreement dated September 1, 1992, between
             Carter-Crowley Properties, Inc. as Landlord and CompUSA Inc. as
             Tenant.(13)

     10.7  Form of Employment Agreement between the Company and each of J. Samuel
             Crowley, Rick L. Fountain, J. Robert Gary, Ronald J. Gilmore, Harold D.
             Greenberg, Alann R. Hurlebaus, Melvin D. McCall, Barry C. McCook,
             Lawrence N. Mondry, Honorio J. Padron, R. Stephen Polley, Paul Poyfair,
             Bob Sayewitz, James E. Skinner, Mark R. Walker, and Anthony A.
             Weiss.(10)

     10.8  Form of Employment Agreement between the Company and each of Michael D.
             Bryk, Jeff Dill, Richard Foster, Ronald E. Freeman, Robert M. Howe III,
             Edmund G. Jurica, Jr., Leslie C. Marshall, Kellie J. McCluskey, T. Dale
             Stapleton, Robert J. Verhagen, Catherine Witt, and Blake A. Wolff.(10)

     10.9  Form of Employment Agreement dated as of August 16, 1996, between the
             Company and James F. Halpin.(9)

    10.10  Form of Employment Agreement dated as of August 16, 1996, between the
             Company and Harold F. Compton.(9)

    10.11  CompSavings Plan for Employees of CompUSA Inc. Plan and Trust Agreement,
             as Amended and Restated effective January 1, 1998 (the "CompSavings
             Plan").(10)

    10.12  Amendment No. 1 to CompSavings Plan dated September 1, 1998.(14)

    10.13  Amendment No. 2 to CompSavings Plan dated May 3, 1999.(11)

    10.14  Amended and Restated CompUSA Inc. Deferred Compensation Plan (the
             "Deferred Compensation Plan").(5)

    10.15  Amendment No. 1 to Deferred Compensation Plan dated November 23,
             1998.(11)

    10.16  CompUSA Inc. Long-Term Incentive Plan.(15)

    10.17  PCs Compleat, Inc. 1991 Stock Option Plan.(16)

    10.18  CompUSA Inc. Officers' Bonus Plan.(10)

    10.19  CompUSA Inc. Nonstatutory Option Plan.(11)

    10.20  CompUSA Inc. Supplemental Bonus and Retention Plan.(11)

    10.21  CompUSA Inc. Restricted Stock Plan.(11)

    10.22 Products and Services Agreement dated effective as of August 28, 1999, between the Company and Ingram Micro Inc. (Portions of this exhibit have been excluded pursuant to a request for confidential treatment.)(11)

     21    Subsidiaries.(11)

     23    Consent of Ernst & Young LLP.(11)

     27    Financial Data Schedule.(17)

Exhibits 10.7 through 10.21 constitute management compensatory plans or contracts.

    (b) Reports on Form 8-K

       None.

    (c) Exhibits.

       See Exhibit Index following page F-31.

------------------------

 (1) Previously filed as an exhibit to the Company's Report on Form 8-K filed on June 14, 1996, as amended by Form 8-K/A filed on August 2, 1996.

NOTES CONTINUED ON FOLLOWING PAGE.

NOTES CONTINUED FROM PRECEDING PAGE.

 (2) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 15, 1998, and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997, and incorporated herein by reference.

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

 (7) Previously filed as an exhibit to the Company's Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996, and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, and incorporated herein by reference.

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, and incorporated herein by reference.

(11) Filed herewith.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998, and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992, and incorporated herein by reference.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1999, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Company's Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.

(17) Included with EDGAR version only.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       COMPUSA INC.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------
     /s/ JAMES F. HALPIN
------------------------------  President and Chief         September 14, 1999
       James F. Halpin            Executive Officer

                                Executive Vice President
     /s/ JAMES E. SKINNER         and Chief Financial
------------------------------    Officer (Principal        September 14, 1999
       James E. Skinner           Financial and Accounting
                                  Officer)

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------
     /s/ GILES H. BATEMAN
------------------------------  Chairman of the Board of    September 14, 1999
       Giles H. Bateman           Directors

     /s/ JAMES F. HALPIN
------------------------------  Director                    September 14, 1999
       James F. Halpin

 /s/ LEONARD L. BERRY, PH.D.
------------------------------  Director                    September 14, 1999
   Leonard L. Berry, Ph.D.

    /s/ WARREN D. FELDBERG
------------------------------  Director                    September 14, 1999
      Warren D. Feldberg

     /s/ LAWRENCE MITTMAN
------------------------------  Director                    September 14, 1999
       Lawrence Mittman

      /s/ KEVIN J. ROCHE
------------------------------  Director                    September 14, 1999
        Kevin J. Roche

     /s/ MORTON E. HANDEL
------------------------------  Director                    September 14, 1999
       Morton E. Handel

    /s/ BARRY L. WILLIAMS
------------------------------  Director                    September 14, 1999
      Barry L. Williams

                                  COMPUSA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of CompUSA Inc. are included in response to Item 8:

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Auditors.............................................................................  F-2
Consolidated Balance Sheets as of June 26, 1999 and June 27, 1998..........................................  F-3
Consolidated Statements of Operations for the fiscal years ended June 26, 1999, June 27, 1998, and June 28,
  1997.....................................................................................................  F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997........................................................................................  F-5
Consolidated Statements of Cash Flows for the fiscal years ended June 26, 1999, June 27, 1998, and June 28,
  1997.....................................................................................................  F-6
Notes to Consolidated Financial Statements.................................................................  F-7
Schedule II--Valuation and Qualifying Acccounts............................................................  F-32

    Separate financial statements relating to the Company's subsidiaries are omitted since all of them are wholly-owned and each, excluding CompUSA Net.com Inc., guaranteed the Company's 9 1/2% Senior Subordinated Notes due 2000 ("Senior Subordinated Notes") on a full, unconditional and joint and several basis and the Company does not consider such separate financial statements to be material to investors. In addition, summarized financial information with respect to the subsidiaries who were guarantors of the Senior Subordinated Notes is omitted from the accompanying notes to consolidated financial statements because the Senior Subordinated Notes were paid in full on August 3, 1999.

    All other financial statement schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements, including the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
CompUSA Inc.

    We have audited the accompanying consolidated balance sheets of CompUSA Inc. (the "Company") as of June 26, 1999 and June 27, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 26, 1999. Our audits also included the financial statement schedule listed in the accompanying index to consolidated financial statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompUSA Inc. at June 26, 1999 and June 27, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 26, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

                                                               ERNST & YOUNG LLP

Dallas, Texas
August 20, 1999

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                          JUNE 26,      JUNE 27,
                                                                                            1999          1998
                                                                                        ------------  ------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...........................................................  $    173,350  $    151,779
  Accounts receivable, net of allowance for doubtful accounts of $4,317 and $3,524 at
    June 26, 1999 and June 27, 1998, respectively.....................................       214,960       214,084
  Merchandise inventories.............................................................       667,514       520,762
  Deferred income taxes (Note 7)......................................................        27,188         9,762
  Prepaid expenses and other..........................................................        20,607        26,480
                                                                                        ------------  ------------
    Total current assets..............................................................     1,103,619       922,867
Property and equipment, net (Note 5)..................................................       227,113       210,528
Deferred income taxes (Note 7)........................................................        26,571        18,076
Costs in excess of net assets of acquired businesses, net.............................       103,515         3,069
Other assets..........................................................................         5,030         5,970
                                                                                        ------------  ------------
                                                                                        $  1,465,848  $  1,160,510
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................  $    653,795  $    534,620
  Accrued liabilities (Note 6)........................................................       188,936        98,714
  Senior Subordinated Notes (Note 10).................................................       110,000            --
  Current portion of capital lease obligations (Note 8)...............................           828           666
                                                                                        ------------  ------------
    Total current liabilities.........................................................       953,559       634,000
Capital lease obligations (Note 8)....................................................           169         1,872
Senior Subordinated Notes (Note 10)...................................................            --       110,000
Note payable to Tandy Corporation.....................................................       136,000            --
Commitments and contingencies (Notes 8 and 11)........................................            --            --
Stockholders' equity (Note 13):
  Preferred stock, $.01 per share par value, 10,000 shares authorized, none issued....            --            --
  Common stock, $.01 per share par value; 325,000,000 shares authorized, with
    94,105,525 shares issued at June 26, 1999, and 93,372,545 shares issued at June
    27, 1998..........................................................................           941           934
  Paid-in capital.....................................................................       281,056       278,000
  Retained earnings...................................................................       152,298       198,045
                                                                                        ------------  ------------
                                                                                             434,295       476,979
  Less: Treasury stock, at cost, with 2,339,678 shares at June 26, 1999, and 2,507,227
    shares at June 27, 1998...........................................................       (58,175)      (62,341)
                                                                                        ------------  ------------
    Total stockholders' equity........................................................       376,120       414,638
                                                                                        ------------  ------------
                                                                                        $  1,465,848  $  1,160,510
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                            JUNE 26,      JUNE 27,      JUNE 28,
                                                                              1999          1998          1997
                                                                          ------------  ------------  ------------
Net sales...............................................................  $  6,321,391  $  5,286,041  $  4,610,523
Cost of sales and occupancy costs.......................................     5,518,330     4,540,717     3,953,407
                                                                          ------------  ------------  ------------
  Gross profit..........................................................       803,061       745,324       657,116

Operating expenses......................................................       661,830       507,180       401,722
Pre-opening expenses....................................................         4,461         8,704         6,220
General and administrative expenses.....................................       170,048       116,399        92,183
Restructuring charge (Note 2)...........................................        20,938            --            --
Non-recurring amortization charge (Note 3)..............................            --        55,885            --
                                                                          ------------  ------------  ------------
  Operating income (loss)...............................................       (54,216)       57,156       156,991
Other expense (income):
  Interest expense......................................................        25,906        12,331        12,229
  Other income, net.....................................................        (6,926)       (6,463)       (7,900)
                                                                          ------------  ------------  ------------
                                                                                18,980         5,868         4,329
                                                                          ------------  ------------  ------------
Income (loss) before income taxes.......................................       (73,196)       51,288       152,662
Income tax expense (benefit) (Note 7)...................................       (27,449)       19,745        58,776
                                                                          ------------  ------------  ------------
Net income (loss).......................................................  $    (45,747) $     31,543  $     93,886
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Basic earnings (loss) per share.........................................  $      (0.50) $       0.35  $       1.03
Diluted earnings (loss) per share.......................................  $      (0.50) $       0.33  $       0.99

Weighted average common shares..........................................        91,490        91,369        90,835
Weighted average common shares assuming dilution........................        91,490        94,616        94,589

                            See accompanying notes.

                                  COMPUSA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (IN THOUSANDS, EXCEPT SHARES)

                                                           COMMON STOCK
                                                      -----------------------
                                                                       PAR      PAID-IN     RETAINED    TREASURY
                                                         SHARES       VALUE     CAPITAL     EARNINGS     STOCK       TOTAL
                                                      ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 29, 1996............................    90,215,716  $     902  $  255,216  $   72,616  $   (2,829) $  325,905
Issuance of Common Stock upon exercise of stock
  options and other.................................     1,547,656         16       6,927          --          --       6,943
Sale of treasury stock to benefit plan..............            --         --         765          --         468       1,233
Net income..........................................            --         --          --      93,886          --      93,886
                                                      ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 28, 1997............................    91,763,372        918     262,908     166,502      (2,361)    427,967
Issuance of Common Stock upon exercise of stock
  options and other.................................     1,609,173         16      15,092          --          --      15,108
Purchase of treasury stock..........................            --         --          --          --     (59,980)    (59,980)
Net income..........................................            --         --          --      31,543          --      31,543
                                                      ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 27, 1998............................    93,372,545        934     278,000     198,045     (62,341)    414,638
Issuance of Common Stock upon exercise of stock
  options and other.................................       732,980          7       6,143          --          --       6,150
Sale of treasury stock to benefit plan..............            --         --      (3,087)         --       4,166       1,079
Net loss............................................            --         --          --     (45,747)         --     (45,747)
                                                      ------------  ---------  ----------  ----------  ----------  ----------
Balance at June 26, 1999............................    94,105,525  $     941  $  281,056  $  152,298  $  (58,175) $  376,120
                                                      ------------  ---------  ----------  ----------  ----------  ----------
                                                      ------------  ---------  ----------  ----------  ----------  ----------

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                              JUNE 26,     JUNE 27,     JUNE 28,
                                                                                1999         1998         1997
                                                                             -----------  -----------  -----------
Cash flows provided by operating activities:
  Net income (loss)........................................................  $   (45,747) $    31,543  $    93,886
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization (including non-recurring amortization charge of $55,885 for the fiscal year ended June 27, 1998) (Note
      3)...................................................................       69,038      104,852       35,625
    Non-cash restructuring and other non-recurring charges (Note 2)........       63,498           --           --
    Deferred income tax....................................................      (25,921)     (24,691)         753
    Other..................................................................        2,410           --           --
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable................................................       39,598          484      (66,459)
        Merchandise inventories............................................      (33,436)     (19,336)    (102,585)
        Prepaid expenses and other.........................................        9,239      (14,792)      (2,852)
        Other assets.......................................................         (305)        (507)      (2,387)
      Increase in accounts payable and accrued liabilities.................       51,772       50,296      116,291
                                                                             -----------  -----------  -----------
          Total adjustments................................................      175,893       96,306      (21,614)
                                                                             -----------  -----------  -----------
          Net cash provided by operating activities........................      130,146      127,849       72,272
Cash flows used in investing activities:
  Capital expenditures.....................................................      (85,280)    (138,098)     (74,168)
  Payment for purchase of Computer City, net of cash acquired..............      (35,878)          --           --
  Proceeds from sale of Canadian stores....................................        6,991           --           --
  Other....................................................................          595          123          929
                                                                             -----------  -----------  -----------
          Net cash used in investing activities............................     (113,572)    (137,975)     (73,239)
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of Common Stock...................................        6,150       15,108        6,943
  Purchase of treasury stock...............................................           --      (59,980)          --
  Sale of treasury stock to benefit plan...................................        1,079           --        1,233
  Payments under capital lease obligations.................................       (2,232)      (3,152)      (4,894)
                                                                             -----------  -----------  -----------
          Net cash provided by (used in) financing activities..............        4,997      (48,024)       3,282
                                                                             -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................       21,571      (58,150)       2,315
Cash and cash equivalents at beginning of year.............................      151,779      209,929      207,614
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $   173,350  $   151,779  $   209,929
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                            See accompanying notes.

                                  COMPUSA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS--CompUSA Inc. (the "Company") is a retailer and reseller of personal computer hardware, software, accessories, and related products and services conducting its operations principally through its Computer Superstores(SM) in the United States. The Company operated 211 Computer Superstores at June 26, 1999, 162 Computer Superstores at June 27, 1998, and 129 Computer Superstores at June 28, 1997. In addition to the retail sales of its stores, the Company's operations also include direct sales to corporate, government, and education customers. In addition, the Company conducts a retail Internet sales operation through its wholly-owned subsidiary, CompUSA Net.com Inc. ("CompUSA Net.com") and sells build-to-order desktop and notebook personal computers and servers through its wholly-owned subsidiary, CompUSA PC Inc. The Company also provides training and technical services to its retail and corporate, government, and education customers.

    FISCAL YEAR--The Company's fiscal year is a 52/53-week year ending on the last Saturday of each June. All references to fiscal 1999 relate to the fifty-two weeks ended July 26, 1999. All references to fiscal 1998 relate to the fifty-two weeks ended June 27, 1998. All references to fiscal 1997 relate to the fifty-two weeks ended June 28, 1997.

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

    ACCOUNTS RECEIVABLE--Accounts receivable represent amounts due from customers related to the sale of the Company's products and services. Such receivables are generally due from a diverse group of corporate, government, and education customers located throughout the United States and, accordingly, do not include any specific concentrations of credit risk. The Company believes it has provided adequate reserves for potentially uncollectible accounts. The Company's bad debt expense was $3.4 million in fiscal 1999, $1.6 million in fiscal 1998, and $959,000 in fiscal 1997.

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

Furniture, fixtures and equipment....              3 to 10 years
Leasehold improvements and equipment   Lower of the estimated useful life of
  under capital leases...............  asset or life of lease, generally 10 to 15 years

                                  COMPUSA INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REVENUE RECOGNITION--The Company generally recognizes revenues at the time of sale to retail customers and upon shipment to corporate, government, and education customers. As to training and technical service sales, the Company generally recognizes revenues upon delivery of services to the customer.

    The Company sells extended service plans on behalf of unrelated third parties and, to a lesser extent, sells its own extended service plans in those states in which third-party service plan sales are not permitted. In either case, the extended service plans are administered by a third party and all performance obligations and risk of loss with respect to such contracts are transferred to unrelated third parties at the time the contracts are sold by the Company. Revenues and all costs related to such revenues are recognized at the time of sale.

    ADVERTISING EXPENSES--Advertising expenses are expensed in the month incurred, subject to reduction by reimbursement from vendors. Net advertising expenses were not a significant component of store operating expenses in fiscal 1999, fiscal 1998, or fiscal 1997.

    PRE-OPENING COSTS--The American Institute of Certified Public Accountant's (the "AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. Beginning in the first quarter of fiscal 1999, the Company adopted the provisions of SOP 98-5 and began expensing all pre-opening costs, which consist primarily of personnel and advertising expenses incurred prior to a store's opening and promotional costs associated with the opening, as they are incurred. Before the adoption of SOP 98-5, pre-opening costs were deferred prior to the date of the store's grand opening and were expensed in the month of the store's grand opening. The adoption of the provisions of SOP 98-5 had no material impact on the Company's financial statements.

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

    INCOME (LOSS) PER SHARE--Basic earnings (loss) per share has been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

                                  COMPUSA INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The calculation of basic and diluted earnings (loss) per share is summarized as follows:

                                                                                   FISCAL YEAR ENDED
                                                                            --------------------------------
                                                                             JUNE 26,   JUNE 27,   JUNE 28,
                                                                               1999       1998       1997
                                                                            ----------  ---------  ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                                         DATA)
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss).........................................................  $  (45,747) $  31,543  $  93,886
Weighted average common shares outstanding................................      91,490     91,369     90,835
                                                                            ----------  ---------  ---------
Basic earnings (loss) per share...........................................  $    (0.50) $    0.35  $    1.03
                                                                            ----------  ---------  ---------
                                                                            ----------  ---------  ---------

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss).........................................................  $  (45,747) $  31,543  $  93,886
Weighted average common shares outstanding................................      91,490     91,369     90,835
Incremental shares assuming dilution......................................          --      3,247      3,754
                                                                            ----------  ---------  ---------
Weighted average common shares assuming dilution..........................      91,490     94,616     94,589
                                                                            ----------  ---------  ---------
Diluted earnings (loss) per share.........................................  $    (0.50) $    0.33  $    0.99
                                                                            ----------  ---------  ---------
                                                                            ----------  ---------  ---------

    For fiscal 1999, approximately 1.2 million incremental shares assuming dilution related to the Company's outstanding stock options were excluded from the calculation of the diluted loss per share since the impact was anti-dilutive. Outstanding stock options for which the exercise prices exceeded the fair market value of the Common Stock aggregated 6,809,313 at June 26, 1999, 5,155,455 at June 27, 1998, and 4,054,111 at June 28, 1997.

    On November 6, 1996, the Company's Board of Directors declared a two-for-one stock split effected in the form of a stock dividend to stockholders of record on November 18, 1996, payable on December 2, 1996. Stock options and all other agreements payable in Common Stock were adjusted automatically by their respective terms to reflect the stock split. Amounts equal to the par value of shares issued in connection with the stock split were transferred from additional paid-in capital to the common stock account.

    LONG-LIVED ASSETS--In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that losses on the impairment of long-lived assets used in operations be recorded when indicators of impairment are present and the undiscounted cash flows to be generated by those assets are less than the assets' carrying amounts.

    SEGMENT REPORTING--In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards requiring public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company has adopted the annual disclosure requirements in the

                                  COMPUSA INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) preparation of this Annual Report on Form 10-K for the fiscal year ended June 26, 1999 (see Note 15), while the quarterly disclosure requirements will be adopted in fiscal 2000.

2.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES

    In fiscal 1999, the Company incurred non-recurring and restructuring charges aggregating approximately $93.8 million related to various programs and initiatives undertaken by the Company ("Fiscal 1999 Initiatives"). The Fiscal 1999 Initiatives included (1) initiatives announced in the fourth quarter of fiscal 1999 as result of the Company's extensive evaluation of its core businesses (the "Fourth Quarter Initiatives"), (2) the transition of the former Computer City stores to the CompUSA Computer Superstore format (the "Computer City Transition"), (3) the formation of CompUSA Net.com and its transition to an Internet-only business (the "CompUSA Net.com Realignment"), and (4) information technology initiatives (the "IT Initiatives").

    The following table summarizes the financial statement classification of the charges related to the Fiscal 1999 Initiatives:

                                                      FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                          ---------------------------------------------------------------
                                            FOURTH      COMPUTER       COMPUSA
                                            QUARTER       CITY         NET.COM         IT
                                          INITIATIVES  TRANSITION    REALIGNMENT   INITIATIVES    TOTAL
                                          -----------  -----------  -------------  -----------  ---------
                                                                         (IN
                                                                     THOUSANDS)
Cost of sales and occupancy costs.......   $  37,559    $      --     $   2,165     $      --   $  39,724
Operating expenses......................       8,603        5,718         1,367            --      15,688
General and administrative expenses.....          --        4,134         2,191         9,907      16,232
Restructuring charges...................      20,103           --           835            --      20,938
Other expense...........................       1,265           --            --            --       1,265
                                          -----------  -----------       ------    -----------  ---------
                                           $  67,530    $   9,852     $   6,558     $   9,907   $  93,847
                                          -----------  -----------       ------    -----------  ---------
                                          -----------  -----------       ------    -----------  ---------

                                  COMPUSA INC.

2.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED)
    The following table summarizes the nature of the charges related to the Fiscal 1999 Initiatives:

                                                     FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                          -------------------------------------------------------------
                                            FOURTH      COMPUTER      COMPUSA
                                            QUARTER       CITY        NET.COM        IT
                                          INITIATIVES  TRANSITION   REALIGNMENT  INITIATIVES    TOTAL
                                          -----------  -----------  -----------  -----------  ---------
                                                                        (IN
                                                                    THOUSANDS)
  Non-cash charges for asset
    write-downs, primarily commercial
    inventories and store fixed
    assets..............................   $  46,162    $      --    $   2,976    $      --   $  49,138
  Personnel costs and professional
    fees................................          --        9,852        2,747        9,907      22,506
                                          -----------  -----------  -----------  -----------  ---------
                                              46,162        9,852        5,723        9,907      71,644

Restructuring charge:
  Non-cash charges, primarily fixed
    asset write-downs related to closed/
    abandoned facilities................      14,270           --           90           --      14,360
  Reserves for future rental
    obligations, carrying costs and
    other closing costs related to
    closed/abandoned facilities.........       3,479           --           --           --       3,479
  Legal and consulting fees.............       1,000           --           --           --       1,000
  Severance and other personnel costs...       1,354           --          745           --       2,099
                                          -----------  -----------  -----------  -----------  ---------
                                              20,103           --          835           --      20,938
Other expense...........................       1,265           --           --           --       1,265
                                          -----------  -----------  -----------  -----------  ---------
                                           $  67,530    $   9,852    $   6,558    $   9,907   $  93,847
                                          -----------  -----------  -----------  -----------  ---------
                                          -----------  -----------  -----------  -----------  ---------

    Cash requirements related to the Fiscal 1999 Initiatives aggregated approximately $30.3 million, a substantial portion of which were paid prior to June 26, 1999 from cash generated from operations.

    FOURTH QUARTER INITIATIVES--The Fourth Quarter Initiatives were announced by the Company on June 24, 1999 as a result of the Company's extensive evaluation of its core businesses. The Fourth Quarter Initiatives are designed to increase gross margins, reduce operating costs, improve customer service, and position the Company to take advantage of additional strategic opportunities. Costs of approximately $67.5 million were recorded in the fourth quarter of fiscal 1999 in connection with the Fourth Quarter Initiatives. The Company anticipates incurring additional non-recurring charges related to the Fourth Quarter Initiatives in fiscal 2000 primarily related to, among other things, severance actions taken by the Company in the first quarter of fiscal 2000.

    Charges recorded in the fourth quarter of fiscal 1999 in connection with the Fourth Quarter Initiatives related to (1) the streamlining of the Company's training business, (2) the reorganization of the Company's technical services business, (3) the redesign of the Company's sales and fulfillment activities for corporate, government, and education customers, (4) the evaluation of the profitability of the Company's stores, and (5) the change in the third-party provider of the extended service plans sold by the Company after June 1999.

    STREAMLINING OF TRAINING BUSINESS--In connection with the redesign of the Company's training services business, the Company implemented a vertical, market-based organizational structure. Previously, each

                                  COMPUSA INC.

2. FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED) store operated as an independent training organization with a local focus. Costs of approximately $600,000, primarily related to the severance of approximately 125 employees and other personnel costs, were incurred as a result of the training initiative in the fourth quarter of fiscal 1999. The training initiative was substantially completed in July 1999.

    REORGANIZATION OF TECHNICAL SERVICES BUSINESS--As a result of the evaluation of its technical services business, the Company implemented a strategy to focus on high-volume technical service opportunities, including "break-fix" and on-site warranty and technical services. In addition, the Company outsourced networking and systems configuration services to third-party providers. Costs of approximately $600,000, primarily related to the severance of approximately 150 employees and other personnel costs, were incurred as a result of the technical services initiative in the fourth quarter of fiscal 1999. The technical services initiative was also substantially completed in July 1999.

    REDESIGN OF DIRECT SALES, FULFILLMENT, AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its sales, fulfillment, and configuration activities to corporate, government, and education customers by (1) outsourcing the product sales, fulfillment, and configuration operations and (2) consolidating the Company's direct sales force.

    In connection with the outsourcing of the fulfillment of its sales orders from corporate, government, and education customers, the Company has implemented a plan to liquidate the related inventories in its fulfillment and configuration facility and its retail stores. As a result, the Company recorded a charge of approximately $37.0 million in the fourth quarter of fiscal 1999 to write down the carrying values of such inventories to management's estimates of the net realizable value of such inventories to be realized through vendor returns, liquidation through third parties, and promotional activities in the Company's stores. Such liquidation efforts are expected to be substantially completed by the end of the second quarter of fiscal 2000.

    Costs incurred in the fourth quarter of fiscal 1999 in connection with the expected abandonment of the related Company's fulfillment and configuration facility activities consisted primarily of a $13.2 million write-down of the fixed assets having no future utility to the Company and a $2.2 million charge for the estimated remaining lease rentals and other carrying costs, net of estimated subrental income, associated with that facility prior to the expiration of the lease term in 2008. In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, sales orders for corporate, government, and education customers began to be fulfilled by a third-party distribution partner.

    In August 1999, the Company organized a centralized direct sales and support function and opened a new 80,000 square foot call center in Dallas to accomodate these functions. Previously, each store maintained a separate direct sales force. As a result of the centralization of the direct sales force, the Company severed approximately 2,200 employees in August 1999 previously responsible for the direct sales activities conducted through the Company's stores. The costs of these severance actions will be expensed by the Company in the first quarter of fiscal 2000.

    EVALUATION OF COMPANY'S STORES--In connection with the Fourth Quarter Initiatives, the Company analyzed each of its retail stores in terms of profitability and growth potential and closed four stores in July 1999. In connection with the closing of these four stores, the Company incurred costs of approximately $2.6 million, primarily related to the write-down of fixed assets having no future utility to the Company and the liquidation of inventories. In addition, the Company determined that the carrying values of the

                                  COMPUSA INC.

2. FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED) long-lived assets at 15 of the Company's stores exceeded the estimated undiscounted future cash flows to be generated by those stores. Accordingly, the Company wrote down the carrying values of the long-lived assets at those stores, primarily store fixtures and leasehold improvements, by approximately $6.5 million. After the write-down, the carrying values of such assets equal their estimated fair values based on the net present value of the stores' estimated future cash flows.

    CHANGE IN EXTENDED SERVICE PLAN PROGRAM--In June 1999, in response to a proposed premium rate increase related to the then current extended service plan program (the "Prior ESP Program"), the Company terminated the Prior ESP Program. In July 1999, the Company implemented a new extended service plan program utilizing new administration and insurance companies. As a result of the foregoing, the Company provided for estimated losses of approximately $2.0 million associated with certain unresolved issues with the administrator of the Prior ESP Program.

    The administration of the extended service plans sold pursuant to the Prior ESP Program is the responsibility of the administrator under the Prior ESP Program and/or the insurance companies that insured the administration obligations of the Prior ESP Program. In July 1999, the Company elected, for business and customer relations reasons, to provide supplemental administrative services to purchasers of extended service plans sold pursuant to the Prior ESP Program who experience difficulty in obtaining services from the administrator of the Prior ESP Program. The Company is currently seeking reimbursement from the insurance companies of the costs incurred by the Company in fiscal 2000 in providing these supplemental services. The Company believes it is entitled to full reimbursement of such costs and, during the first half of fiscal 2000, the Company expects to consummate an arrangement with the insurance companies for the reimbursement of such costs. In addition, the Company expects, during the first half of fiscal 2000, to reach an agreement with the insurance companies regarding the future administration of the Prior ESP Program. Depending upon the outcome of these negotiations, the Company may record a charge for the estimated costs related to the supplemental and future administration of the Prior ESP Program, to the extent such costs are not reimbursed by the insurance companies.

    COMPUTER CITY TRANSITION--The Company incurred costs of approximately $9.9 million in fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. These costs included a $2.4 million charge taken in the first quarter of fiscal 1999 for the closure of CompUSA Computer Superstores in markets where a former Computer City store remained open in close proximity to the closed CompUSA Computer Superstore.

    COMPUSA NET.COM REALIGNMENT--In March 1999, the Company completed the formation of CompUSA Net.com by contributing to it the net assets of the Company's CompUSA Direct division. Prior to the formation of CompUSA Net.com, the Company conducted its mail order, fulfillment, and retail Internet sales operations through CompUSA Direct. Concurrent with the formation of CompUSA Net.com, the Company announced plans to change the operations of CompUSA Net.com to an Internet-only business. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company. In connection with the CompUSA Net.com Realignment, the Company incurred costs of approximately $6.6 million. The primary components of such costs were (1) costs aggregating approximately $3.8 million associated with the phaseout of the previous mail order and other non-Internet sales operations of CompUSA Direct, primarily costs related to the severance of approximately 200 employees and the write-down of inventories not consistent with the Internet-only operations to be conducted by

                                  COMPUSA INC.

2.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED)
CompUSA Net.com, and (2) costs of approximately $2.8 million associated with the development and implementation of the Internet-only strategy, primarily consulting and professional fees.

    IT INITIATIVES--In the fourth quarter of fiscal 1998, the Company committed to a new IT strategy. Pursuant to this strategy, the Company outsourced substantially all of its IT processes to a third-party service provider. In addition, the Company selected an Enterprise Resource Management ("ERM") system in fiscal 1999 to replace a substantial portion of the Company's existing IT systems. The Company implemented the first phases of the ERM system in July and August 1999 and expects to complete the final implementation of the ERM system in fiscal 2000. In fiscal 1999, the Company incurred non-recurring expenses of approximately $9.9 million related to the outsourcing of its IT operations and training and other non-capitalizable costs incurred in connection with the implementation of the ERM system.

3.  FISCAL 1998 NON-RECURRING AMORTIZATION CHARGE

    During the fourth quarter of fiscal 1998, the Company committed to a plan to implement a new IT strategy. In fiscal 1999, pursuant to the strategy, the Company signed an agreement to outsource substantially all of its IT processes and began the implementation of the ERM system. In February 1999, the Company completed an agreement for the outsourcing of substantially all of its IT development and support for the Company's Computer Superstores and related operations, such as technical services, training, CompUSA PC build-to-order, call center, and support for the implementation of the ERM system. Implementation of the ERM system will result in the replacement of a substantial portion of the Company's existing IT systems, as well as certain systems previously under development. The Company completed the first phase of the ERM system implementation on June 26, 1999 with future installations slated for September 1999 and the first half of calendar 2000.

    As a result of the decision made in the fourth quarter of fiscal 1998 to implement the ERM system, the Company recorded a non-recurring, pre-tax amortization charge of $55.9 million (approximately $34.4 million after tax). The $55.9 million charge was comprised of (1) a $52.3 million write-off of costs incurred in connection with a previous development project and (2) a $3.6 million charge for non-cancelable lease obligations related to IT assets abandoned and other losses incurred as a result to the decision to implement the ERM system.

    With the decision to implement the ERM system, the Company abandoned a previous IT development project to replace and integrate many of the Company's current IT systems. In connection with this previous development project, the Company incurred approximately $81.7 million of costs related to the purchase, development, enhancement, integration and customization of various IT applications and modules in order to develop an overall integrated system.

                                  COMPUSA INC.

3.  FISCAL 1998 NON-RECURRING AMORTIZATION CHARGE (CONTINUED)

    Of the costs incurred in connection with the previous development project, the Company incurred approximately $30.1 million of development costs related to IT systems, primarily retail point-of-sale applications, never placed into service by the Company. As a result of the decision to implement the ERM system, further development activities with respect to the retail point-of-sale applications were abandoned in the fourth quarter of fiscal 1998 and the Company wrote off such costs. The Company will continue to use its existing retail point-of-sale applications until replacement applications are installed in connection with the ERM system in fiscal 2000, at which time the existing retail point-of-sale applications will be fully depreciated.

    Additional costs of approximately $40.5 million were incurred in connection with the previous development project related to IT systems, primarily commercial sales and distribution applications and inventory management applications, for which only certain of the developed modules were placed into service by the Company prior to the decision to implement the ERM system. With the decision to implement the ERM system, further development activities with respect to the commercial sales and distribution and inventory management applications were abandoned in the fourth quarter of fiscal 1998. The estimated costs of the developed modules placed into service by the Company, primarily the commercial sales module, are approximately $18.3 million and the net carrying value of such assets was approximately $16.9 million at June 27, 1998. The remaining costs related to modules developed in connection with this portion of the development project but not placed into service by the Company aggregated approximately $22.2 million and these costs were written off in the fourth quarter of fiscal 1998. The Company will continue to use and depreciate the modules placed into service until replacement applications are placed into service in connection with the ERM system in fiscal 2000, at which time the existing modules will be fully depreciated.

4.  PURCHASE OF COMPUTER CITY

    On August 31, 1998, the Company completed its acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation ("Tandy"), for an aggregate purchase price of approximately $175 million, payable in a note and cash. The purchase price is subject to post-closing adjustments that the Company anticipates finalizing with Tandy in the second quarter of fiscal 2000.

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

    Effective November 1, 1998, the Company sold the seven Canadian Computer City supercenters acquired by the Company to Future Shop Ltd. for approximately $7.0 million in cash and the assumption of certain liabilities.

    The purchase of Computer City has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the acquired assets and liabilities based on fair values as of the acquisition date. The excess of the purchase price paid over the estimated fair values of the acquired assets and liabilities (goodwill) of approximately $105 million is being amortized over 20 years on a straight-line basis, resulting in a net carrying value of approximately $100.6 million at June 26, 1999.

                                  COMPUSA INC.

4.  PURCHASE OF COMPUTER CITY (CONTINUED)
    A summary of the purchase price paid to acquire Computer City and the allocation of the purchase price to the net assets acquired is as follows:

                                                                                             AS OF JUNE 26, 1999
                                                                                            ----------------------
                                                                                                (IN THOUSANDS)
Purchase price paid to acquire Computer City:
  Cash paid at closing....................................................................              $   36,450
  Seller Note issued to Tandy.............................................................                 136,000
  Transaction costs.......................................................................                   2,921
                                                                                                        ----------
Total consideration paid..................................................................                 175,371

Net assets acquired at net book value.....................................................  $  220,851
  Adjustments to state net assets acquired at fair value:
    Write-down of merchandise inventories.................................................     (50,517)
    Write-down of fixed assets............................................................     (49,946)
    Future rental obligations and related carrying costs for closed stores................     (29,000)
    Other.................................................................................     (21,017)
                                                                                            ----------
Estimated fair value of net assets acquired...............................................                  70,371
                                                                                                        ----------
Costs in excess of net assets acquired....................................................              $  105,000
                                                                                                        ----------
                                                                                                        ----------

    The net assets acquired at estimated fair value consisted of inventories of $167.3 million, accounts receivable and other current assets of $65.8 million and property and equipment of $25.2 million, net of accounts payable and accrued liabilities of $158.9 million and the $29.0 million reserve for future rental obligations and related carrying costs for closed stores.

    The Company will periodically assess the recoverability of costs in excess of net assets acquired based on existing facts and circumstances and projected earnings before interest, depreciation, and amortization, on an undiscounted basis. Should the Company's assessment indicate an impairment of this asset in the future, an appropriate write-down will be recorded.

    The accompanying statement of operations for fiscal 1999, includes the results of operations from the acquisition date for the 37 former Computer City stores in the United States that the Company operated as CompUSA Computer Superstores and two former Computer City "small market" stores in fiscal 1999. The results of liquidating the 55 Computer City stores in the United States closed by the Company, and the seven Computer City supercenters in Canada sold by the Company, are not included in the accompanying fiscal 1999 statement of operations, but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following pro forma net sales, net loss, and diluted loss per share data summarize the results of operations of the Company for the periods indicated as if Computer City had been acquired as of the beginning of fiscal 1998. The pro forma results given below are not necessarily

                                  COMPUSA INC.

4.  PURCHASE OF COMPUTER CITY (CONTINUED)
indicative of what actually would have occurred if the acquisition had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

                                                                        FISCAL YEAR ENDED
                                                                    --------------------------
                                                                      JUNE 26,      JUNE 27,
                                                                        1999          1998
                                                                    ------------  ------------

                                                                    (IN THOUSANDS, EXCEPT PER
                                                                           SHARE DATA)
Net sales.........................................................  $  6,444,658  $  6,074,076
Net loss..........................................................       (66,598)      (22,096)
Diluted loss per share............................................         (0.73)        (0.24)

5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                                          FISCAL YEAR ENDED
                                                                        ----------------------
                                                                         JUNE 26,    JUNE 27,
                                                                           1999        1998
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Furniture, fixtures, and equipment....................................  $  236,284  $  199,946
Leasehold improvements................................................     128,585     112,965
Equipment under capital leases........................................      23,600      23,726
Land..................................................................       9,720       9,720
Capital projects in progress..........................................      27,776       7,991
                                                                        ----------  ----------
                                                                           425,965     354,348
Less accumulated depreciation and amortization........................     198,852     143,820
                                                                        ----------  ----------
                                                                        $  227,113  $  210,528
                                                                        ----------  ----------
                                                                        ----------  ----------

                                  COMPUSA INC.

6.  ACCRUED LIABILITIES

    Accrued liabilities consist of:

                                                                           FISCAL YEAR ENDED
                                                                         ---------------------
                                                                          JUNE 26,   JUNE 27,
                                                                            1999       1998
                                                                         ----------  ---------

                                                                            (IN THOUSANDS)
Salaries and benefits..................................................  $   54,147  $  41,074
Taxes, other than income and payroll...................................      25,828     22,398
Reserves for future rental obligations, carrying costs and other
  closing costs related to closed/abandoned facilities.................      24,631         --
Rent...................................................................      20,568     16,106
Income tax payable.....................................................       8,587         --
Interest...............................................................       7,243        625
Royalties..............................................................       5,366      1,744
Other..................................................................      42,566     16,767
                                                                         ----------  ---------
                                                                         $  188,936  $  98,714
                                                                         ----------  ---------
                                                                         ----------  ---------

    A rollforward of the reserve for future rental obligations, carrying costs and other closing costs related to closed/abandoned facilities is as follows:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Present value of estimated future rental obligations and related carrying costs for closed Computer City stores recorded in connection with the purchase
  price allocation.............................................................    $  29,000
Charge for closed/abandoned facilities recorded in connection with Fiscal 1999
  Initiatives                                                                          3,479
Payments of rents and other carrying costs.....................................      (14,107)
Cash received upon the assumption of certain leases by a third party...........        4,190
Accretion of imputed interest at 9.5% per annum................................        2,069
                                                                                 -------------
Balance as of June 26, 1999....................................................    $  24,631
                                                                                 -------------
                                                                                 -------------

7.  INCOME TAXES

    Income tax expense (benefit) is summarized as follows:

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                               JUNE 26,   JUNE 27,   JUNE 28,
                                                                 1999       1998       1997
                                                              ----------  ---------  ---------

                                                                       (IN THOUSANDS)
Income tax expense (benefit):
  Current:
    Federal.................................................  $   (1,624) $  38,183  $  49,894
    State...................................................          96      6,253      8,129
  Deferred..................................................     (25,921)   (24,691)       753
                                                              ----------  ---------  ---------
                                                              $  (27,449) $  19,745  $  58,776
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

                                  COMPUSA INC.

7.  INCOME TAXES (CONTINUED)
    The reconciliation of income tax expense (benefit) to the amount calculated based on the federal statutory rate is as follows:

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                               JUNE 26,   JUNE 27,   JUNE 28,
                                                                 1999       1998       1997
                                                              ----------  ---------  ---------

                                                                       (IN THOUSANDS)
Income tax expense (benefit) at statutory rate..............  $  (25,619) $  17,951  $  53,432
State income taxes, less federal benefit....................      (1,775)     1,769      5,114
Non-taxable income..........................................        (435)    (1,402)    (1,501)
Other.......................................................         380      1,427      1,731
                                                              ----------  ---------  ---------
                                                              $  (27,449) $  19,745  $  58,776
                                                              ----------  ---------  ---------
                                                              ----------  ---------  ---------

    The tax effects of temporary differences giving rise to the deferred tax asset (liability) at June 26, 1999, and June 27, 1998, are as follows:

                                                        DEFERRED TAX ASSET (LIABILITY)
                                                ----------------------------------------------
                                                    JUNE 26, 1999           JUNE 27, 1998
                                                ----------------------  ----------------------

                                                 CURRENT   NONCURRENT    CURRENT   NONCURRENT
                                                ---------  -----------  ---------  -----------
                                                                (IN THOUSANDS)
Property and equipment........................  $      --   $  17,290   $      --   $  10,540
Accounts receivable...........................      2,055          --       1,371          --
Merchandise inventories.......................     17,947          --      (2,874)         --
Prepaid expenses and other deferrals..........       (554)      1,088        (641)      1,335
Deferred rentals..............................      4,755       7,464          --       6,201
Accrued liabilities and other.................      2,985         729      11,906          --
                                                ---------  -----------  ---------  -----------
                                                $  27,188   $  26,571   $   9,762   $  18,076
                                                ---------  -----------  ---------  -----------
                                                ---------  -----------  ---------  -----------

    At June 26, 1999, the Company had net deferred tax assets aggregating $53.8 million. Based on its tax planning strategies and current projections of future taxable income, the Company believes it is more likely than not that the Company will realize the recorded deferred tax assets. Accordingly, no valuation allowance was established at June 26, 1999.

                                  COMPUSA INC.

8.  LEASES

    The Company leases equipment under capital and operating leases that expire at various dates through 2004. The Company operates in facilities leased under non-cancelable operating leases that expire at various dates through 2016 and the majority of which contain renewal options and require the Company to pay a proportionate share of common area maintenance.

    At June 26, 1999, future minimum lease payments under all leases with initial or remaining non-cancelable lease terms in excess of one year, including remaining lease obligations for the acquired Computer City stores closed by the Company and other facilities closed/abandoned by the Company, are as follows:

                                                                     CAPITAL    OPERATING
FISCAL YEAR                                                          LEASES       LEASES
------------------------------------------------------------------  ---------  ------------
                                                                        (IN THOUSANDS)
2000..............................................................  $     894  $    121,176
2001..............................................................        173       111,900
2002..............................................................         --        99,665
2003..............................................................         --        92,282
2004..............................................................         --        81,165
Thereafter........................................................         --       568,356
                                                                    ---------  ------------
Total minimum lease payments......................................      1,067  $  1,074,544
                                                                               ------------
                                                                               ------------
Less amount representing interest.................................         70
                                                                    ---------
Present value of minimum lease payments...........................        997
Less current portion..............................................        828
                                                                    ---------
Capital lease obligations due after one year......................  $     169
                                                                    ---------
                                                                    ---------

    Rental expense of the Company amounted to $112.9 million in fiscal 1999, $79.0 million in fiscal 1998, and $56.3 million in fiscal 1997.

9.  CREDIT AGREEMENT

    Effective June 30, 1999, the Company entered into a three-year secured revolving credit agreement (the "Credit Agreement") with a consortium of banks and financial institutions that provides for borrowings and letters of credit up to a maximum of $500 million, with letters of credit not to exceed $100 million. The Credit Agreement replaces a previous $230 million secured credit facility. Borrowings under the Credit Agreement are subject to a borrowing base (the "Borrowing Base") that is equal to the sum of (a) 85% of eligible accounts receivable, as defined, and (b) an amount equal to the lowest of (i) 65% of the lower of cost or market value of eligible inventory, as defined, (ii) 85% of appraised liquidation value, as defined, of eligible inventory or (iii) $400 million, less (c) outstanding letters of credit. The Borrowing Base may also be reduced by certain reserves provided for in the Credit Agreement in the event borrowings and letters of credit under the Credit Agreement exceed 50% of the borrowing base without reduction for letters of credit or such reserves. Borrowings pursuant to the Credit Agreement are secured by substantially all of the Company's assets, excluding those of CompUSA Net.com. The funds available under the Credit Agreement may be used for any corporate purpose. At June 26, 1999, the Company had no borrowings outstanding under its previous secured credit facility.

                                  COMPUSA INC.

9.  CREDIT AGREEMENT (CONTINUED)
    Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate or a rate based on the London Interbank Offering Rate (LIBOR) plus a specified margin. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the lenders' approval.

    The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio in the event the amount available for future borrowings under the Credit Agreement is less than $75 million. The Credit Agreement imposes certain limitations on indebtedness, investments, purchases of Common Stock, prepayment of subordinate debt, mergers and consolidations, acquisitions, liens and capital expenditures, and prohibits the payment of dividends (other than stock dividends). The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the subsidiaries of the Company except CompUSA Net.com.

10.  SENIOR SUBORDINATED NOTES

    In June 1993, the Company issued $110,000,000 in principal amount of 9 1/2% Senior Subordinated Notes due June 15, 2000. Interest on the Senior Subordinated Notes was payable semi-annually on each June 15 and December 15. The Senior Subordinated Notes were paid in full on August 3, 1999.

    The fair value of the Senior Subordinated Notes, based on quoted market prices, was approximately $110.0 million at June 26, 1999, and $111.7 million at June 27, 1998.

11.  COMMITMENTS AND CONTINGENCIES

    On April 23, 1998, a lawsuit, Hoeck v. CompUSA Inc. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of Common Stock and related publicly traded options during the class period. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case, effectively consolidating the two cases. Among other things, the plaintiffs allege that in order to halt a decline in the market price of Common Stock and to artificially inflate the stock price, CompUSA insiders falsely reported to the market in early January 1998 that the Company was achieving strong sales of certain types of products. The plaintiffs also allege that misstatements and omissions by Company personnel related to projected and historical operating results, sales, and other matters involving corporate operations resulted in an inflation of the stock price. The plaintiffs seek unspecified compensatory damages, recissory damages, interest, and attorneys' fees and costs, as well as certain equitable relief. On September 25, 1998, the Company filed a Motion to Dismiss together with a brief in support of the motion. On August 30, 1999, the Court granted the Company's motion and dismissed the complaint. The plaintiffs have until September 20, 1999, to file an amended complaint. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiffs in these lawsuits were to file an amended complaint and prevail in the litigation. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against such charges.

    On January 14, 1999, a nonclass lawsuit, Tom Johnson v. Circuit City Stores, Inc., et al., was filed by plaintiff Tom Johnson on behalf of himself and the California public against Circuit City Store, Inc. and seven other computer products retailers, including the Company. Without identifying any specific acts by any specific retailers, Johnson's complaint alleges that such retailers have
(1) misrepresented the Year 2000

                                  COMPUSA INC.

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
("Y2K") compliance of products sold by them, (2) sold unnecessary Y2K fixes, and/or (3) failed to disclose the need for Y2K fixes or upgrades. Johnson's complaint requests (1) the freezing of the retailers' assets, (2) the restitution of all funds acquired by the retailers since January 15, 1995, by means of the alleged conduct, (3) an injunction requiring the retailers to disclose the nature of the Y2K problem, a means to determine Y2K compliance and what fixes are available to all of their customers who have bought products since January 15, 1995, and (4) attorneys' fees. Together with the other defendants, the Company has filed a Motion to Dismiss the complaint and such motion is currently pending. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiff in this lawsuit were to prevail in the litigation. The Company believes the claims are without merit and intends to vigorously defend against such charges.

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

12.  EMPLOYEE BENEFIT PLANS

    The Company sponsors a defined contribution profit-sharing plan (the "401(k) Plan") covering employees of the Company and its subsidiaries who are at least 21 years of age. Effective April 1, 1998, eligible employees may become participants as of the first day of the next calendar quarter after their hire date. The 401(k) Plan is intended to constitute a qualified profit sharing plan within the meaning of Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), which includes a qualified cash or deferred arrangement within the meaning of Code section 401(k). In addition, the Company sponsors a deferred compensation plan that permits eligible officers and employees to defer a portion of their compensation. Contributions to both the 401(k) Plan and the deferred compensation plan consist of employee pre-tax contributions determined as a percentage of each participating employee's compensation and the Company's matching contributions up to a specified limit. The Company may make additional contributions to either or both plans at the discretion of the Company's Board of Directors. The Company's expense for contributions to the 401(k) Plan and the deferred compensation plan aggregated $1.6 million for fiscal 1999, $2.3 million for fiscal 1998, and $1.4 million for fiscal 1997.

13.  STOCKHOLDERS' EQUITY

    TREASURY STOCK--In September 1997, the Company's Board of Directors authorized the purchase of up to $60 million of Common Stock. As of June 27, 1998, the Company had purchased 2.2 million shares of Common Stock, to be held as treasury stock, for approximately $60.0 million (approximately $27.34 per share), pursuant to the September 1997 authorization, and as a result, no additional treasury stock purchases can currently be made by the Company pursuant to such authorization.

    In March 1997, the Company made a cash contribution to the 401(k) Plan to effect the Company's required contribution to the plan for calendar 1996, which the plan used to purchase 62,833 shares of treasury stock from the Company. In March 1999, the Company made a cash contribution to the 401(k)

                                  COMPUSA INC.

13.  STOCKHOLDERS' EQUITY (CONTINUED)
Plan to effect the Company's required contribution to the plan for calendar 1998, which the plan used to purchase 167,549 shares of treasury stock from the Company.

    STOCK-BASED INCENTIVE COMPENSATION PLANS--The CompUSA Inc. Long-Term Incentive Plan (the "Long-Term Incentive Plan") provides for the granting of stock-based incentive compensation in the form of stock options, restricted stock grants, stock appreciation rights, performance share awards, and stock unit awards, or a combination thereof. The Long-Term Incentive Plan, as restated and amended through June 26, 1999, authorizes the issuance of up to 16,788,736 shares of Common Stock upon the exercise of such incentive awards to employees, nonemployee directors, and advisors of the Company. Under the Long-Term Incentive Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options that generally become exercisable in cumulative installments over periods of three to four years and expire after ten years. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the Common Stock on the grant date.

    The CompUSA Inc. Nonstatutory Option Plan (the "Nonstatutory Option Plan") provides for the granting of stock-based compensation in the form of nonstatutory stock options. The Nonstatutory Option Plan authorizes the issuance of up to 1,000,000 shares of Common Stock. Any employee of the Company or its subsidiaries who is not also an officer or director of the Company is eligible for an award pursuant to the Nonstatutory Option Plan. The Compensation Committee has discretion to determine the option periods, the exercise prices, and how the options granted under the Nonstatutory Option Plan become exercisable.

    The CompUSA Inc. Restricted Stock Plan (the "Restricted Stock Plan") provides for the granting of stock-based incentive compensation in the form of restricted stock. The Restricted Stock plan authorizes the issuance of up to 1,000,000 shares of Common Stock to officers of the Company and its subsidiaries. Restricted stock granted pursuant to the Restricted Stock Plan will be restricted for a period of time to be determined by the Compensation Committee at the time of award, which period shall not exceed ten years. The restricted stock will be forfeited if a participant's employment is terminated prior to the end of the restriction period. The restrictions on the stock prohibit the sale, assignment, transfer, pledge or other encumbrance of the restricted stock.

    Stock option transactions related to the Company's various stock-based incentive plans are summarized in the following table:

                                                                                 FISCAL YEAR ENDED
                                                    ---------------------------------------------------------------------------
                                                         JUNE 26, 1999            JUNE 27, 1998             JUNE 28, 1997
                                                    -----------------------  ------------------------  ------------------------
                                                                 WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    NUMBER OF     AVERAGE     NUMBER OF     AVERAGE     NUMBER OF     AVERAGE
                                                     OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                                    ----------  -----------  -----------  -----------  -----------  -----------
Outstanding at beginning of year..................   7,897,732   $   20.05     8,699,954   $   16.21     5,944,456   $    4.77
Granted...........................................   1,880,956       12.53       834,229       30.53     4,764,394       26.88
Exercised.........................................    (405,706)       4.42    (1,521,023)       4.31    (1,473,030)       2.95
Canceled..........................................    (491,748)      21.35      (115,428)      13.65      (535,866)      20.57
                                                    ----------               -----------               -----------
Outstanding at end of year........................   8,881,234   $   19.10     7,897,732   $   20.05     8,699,954   $   16.21
                                                    ----------               -----------               -----------
                                                    ----------               -----------               -----------
Exercisable at end of year........................   5,521,542   $   18.71     4,334,409   $   15.70     3,427,312   $   10.78

                                  COMPUSA INC.

13.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at June 26, 1999:

                                                   STOCK OPTIONS OUTSTANDING              STOCK OPTIONS EXERCISABLE
                                          --------------------------------------------  -----------------------------
                                              WEIGHTED AVERAGE       WEIGHTED AVERAGE               WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES        SHARES     REMAINING LIFE (YEARS)     EXERCISE PRICE      SHARES     EXERCISE PRICE
----------------------------  ----------  -------------------------  -----------------  ----------  -----------------
$0.27-4.91..................     728,275                5.2              $    3.53         718,516      $    3.53
5.63-13.00..................   1,974,690                6.2                   7.21       1,501,940           7.27
13.06-23.25.................   2,745,305                8.2                  18.44       1,061,462          22.00
24.81-34.82.................   3,432,964                7.5                  29.77       2,239,624          29.69
                              ----------                                                ----------
                               8,881,234                                                 5,521,542
                              ----------                                                ----------
                              ----------                                                ----------

    The Company granted restricted stock awards to the Company's officers for 405,189 shares of Common Stock in fiscal 1999, 88,150 shares of Common Stock in fiscal 1998, and 80,002 shares of Common Stock in fiscal 1997. The restricted stock awards vest to the employees no later than the fifth anniversary of the grant date. The vesting period may be accelerated to a minimum of three years if specified performance goals are met. A provision for restricted shares is made ratably over the vesting period. Expense recognized under the plan for restricted shares was $1.6 million for fiscal 1999, $1.3 million for fiscal 1998, and $729,500 for fiscal 1997.

    At June 26, 1999, the Company had an aggregate of 2,143,195 shares of Common Stock available for future grants under its stock-based incentive compensations plans.

    The Company has adopted the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As required by SFAS 123, pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for employee stock options and stock-based awards granted subsequent to June 24, 1995 under the fair value method provided for under SFAS 123. The fair value for those options was estimated at the date of grant using a Black-Sholes option pricing model with the following weighted-average assumptions:

                                                                                   FISCAL YEAR ENDED
                                                                        ----------------------------------------
                                                                          JUNE 26,      JUNE 27,      JUNE 28,
                                                                            1999          1998          1997
                                                                        ------------  ------------  ------------
Risk-free interest rates..............................................   4.55-5.46%    5.38-6.15%    5.67-6.60%
Dividend yield........................................................       0%            0%            0%
Expected volatility rate..............................................     56.9%         51.9%         52.6%
Weighted average expected life (in years).............................   3.37-5.00     2.52-3.61     1.66-3.75

                                  COMPUSA INC.

13.  STOCKHOLDERS' EQUITY (CONTINUED)
    The weighted average exercise prices and the weighted average fair values of employee stock options and restricted stock awards granted is as follows:

                                                                           FISCAL YEAR ENDED
                                                    ---------------------------------------------------------------
                                                       JUNE 26, 1999         JUNE 27, 1998         JUNE 28, 1997
                                                    -------------------   -------------------   -------------------
                                                    WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED
                                                    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                                    EXERCISE     FAIR     EXERCISE     FAIR     EXERCISE     FAIR
                                                     PRICE      VALUE      PRICE      VALUE      PRICE      VALUE
                                                    --------   --------   --------   --------   --------   --------
Exercise price of award on grant date:
  Less than market value..........................   $ 0.00     $17.17     $ 0.00     $24.81     $ 0.00     $17.09
  Equals market value.............................    12.53       5.57      30.53      12.68      20.58       7.95
  Exceeds market value............................       --         --         --         --      27.50       7.67

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

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                               JUNE 26,   JUNE 27,   JUNE 28,
                                                                 1999       1998       1997
                                                              ----------  ---------  ---------
                                                                   (IN THOUSANDS, EXCEPT
                                                                     PER SHARE AMOUNTS)
Net income (loss):
  As reported...............................................  $  (45,747) $  31,543  $  93,886
  Pro forma.................................................     (56,191)    24,174     89,156

Basic earnings (loss) per share:
  As reported...............................................  $    (0.50) $    0.35  $    1.03
  Pro forma.................................................       (0.61)      0.26       0.98

Diluted earnings (loss) per share:
  As reported...............................................  $    (0.50) $    0.33  $    0.99
  Pro forma.................................................       (0.61)      0.26       0.94

                                  COMPUSA INC.

13.  STOCKHOLDERS' EQUITY (CONTINUED)

    PREFERRED STOCK--The Company has authorized 10,000 shares of preferred stock, $.01 per share par value, none of which was issued and outstanding as of June 26, 1999. However, the Board of Directors has the authority, without further stockholder approval, to issue shares of preferred stock in one or more series and to determine the dividend rights, any conversion rights or rights of exchange, voting rights, rights and terms of redemption (including sinking fund provisions), liquidation preferences, and any other rights, preferences, privileges, and restrictions of any series of preferred stock, and the number of shares constituting such series and the designation thereof. The Company has no present plans to issue any shares of preferred stock.

    RIGHTS AGREEMENT--On April 29, 1994, the Board of Directors of the Company declared a dividend of one right to purchase preferred stock (a "Right") for each outstanding share of Common Stock. As a result of the two-for-one stock splits declared by the Board of Directors effective April 8, 1996 and November 18, 1996, the number of Rights associated with each outstanding share of Common Stock has been decreased to one-fourth of a Right in accordance with the provisions of the Rights Agreement. The Rights will expire on April 28, 2004. Each Right will entitle its holder, in certain circumstances, to buy one ten-thousandth of a newly issued share of Series A Junior Participating Preferred Stock (the "Junior Preferred Stock") of the Company at the purchase price of $120 (the "Purchase Price").

    The Rights will be exercisable and transferable apart from the Common Stock only if a person or group acquires beneficial ownership of 20% or more of the outstanding Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20% or more of the outstanding Common Stock.

    The Company will generally be entitled to redeem the Rights at $.001 per Right at any time until a person or group has become the beneficial owner of 20% or more of the outstanding Common Stock. Under the Rights' "flip-in" feature, if any person or group becomes the beneficial owner of 20% or more of the outstanding Common Stock, then each Right not owned by such person or group of certain related parties will entitle its holder to purchase, at the then current Purchase Price, shares of Common Stock (or in certain circumstances as determined by the Board of Directors, cash, other property, or other securities) having a value of twice the Purchase Price. Alternatively, if a person or group has become the beneficial owner of 20% or more, but less than 50%, of the outstanding Common Stock, the Company may at its option exchange each Right of a holder (other than such person or any member of such group) for one share of Common Stock.

    Under the Rights' "flip-over" provision, if, after any person or group becomes the beneficial owner of 20% or more of the outstanding Common Stock, the Company is involved in a merger or other business combination transaction with another person, or sells 50% or more of its assets or earning power to another person in one or more transactions, each Right will entitle its holder to purchase, at the then current Purchase Price, shares of common stock of such other person having a value of twice the Purchase Price.

    The Junior Preferred Stock will not be redeemable and, unless otherwise provided in connection with the creation of a subsequent series of preferred stock, will be subordinate to all other series of the Company's preferred stock. Each share of Junior Preferred Stock will represent the right to receive, when and if declared, a quarterly dividend at an annual rate equal to the greater of $1.00 per share or 10,000 times the quarterly per share cash dividends declared on the Common Stock during the immediately preceding fiscal year. In addition, each share of Junior Preferred Stock will represent the right to receive

                                  COMPUSA INC.

13.  STOCKHOLDERS' EQUITY (CONTINUED)
10,000 times any non-cash dividends (other than dividends payable in Common Stock) declared on the Common Stock, in like kind. In the event of the liquidation, dissolution or winding up of the Company, each share of Junior Preferred Stock will represent the right to receive a liquidation payment in an amount equal to the greater of $1.00 per share or 10,000 times the liquidation payment made per share of Common Stock. Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock. In the event of any merger, consolidation, or other transaction in which common shares are exchanged, each share of Junior Preferred Stock will represent the right to receive 10,000 times the amount received per share of Common Stock. The rights of the Junior Preferred Stock as to dividends, liquidation, voting rights, and merger participation are protected by anti-dilution provisions.

    EXECUTIVE SEVERANCE ARRANGEMENTS--The Company has severance arrangements for all officers that provide severance pay benefits in the event of a change in control of the Company, as defined in the severance agreements. The Company's officers (33 persons) have employment agreements containing provisions pursuant to which those persons will receive lump sum severance payments in an amount up to 2.99 times the sum of (i) their current base salary at the time of termination, (ii) two times their target bonus for the bonus period in which the change in control occurs, and (iii) their annualized automobile allowance, together with payments in lieu of continued group insurance benefits.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes are as follows:

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                               JUNE 26,   JUNE 27,   JUNE 28,
                                                                 1999       1998       1997
                                                              ----------  ---------  ---------
                                                                       (IN THOUSANDS)
Cash paid (received) during the periods for:
  Interest..................................................  $   15,151  $  10,957  $  11,154
  Income taxes..............................................     (23,585)    48,623     59,823

Investing activities not affecting cash are as follows:
  Additions to property and equipment under capital
    leases..................................................  $      646  $      93  $   1,043

Financing activities not affecting cash are as follows:
  Seller Note issued in connection with the Computer City
    acquisition.............................................  $  136,000  $      --  $      --

15.  SEGMENT REPORTING

    The Company's operations are conducted through four segments: Retail, Direct, CompUSA PC, and CompUSA Net.com. These segments were determined based on criteria consistent with those used by management of the Company in evaluating its various businesses and allocating resources between businesses. A summary description of the operations conducted by each segment is as follows:

    RETAIL--The Retail segment is comprised of the sales of products and services to retail customers, primarily through the Company's Computer Superstores.

                                  COMPUSA INC.

15.  SEGMENT REPORTING (CONTINUED)
    DIRECT--The Direct segment is comprised of sales of products and services to corporate, government, and education customers. In fiscal 1999, 1998, and 1997, such sales were fulfilled from either the Company's distribution and configuration facility in the Dallas/Fort Worth area or from the Company's Computer Superstores. As more fully described in Note 2, the Company committed to a plan to redesign its sales, fulfillment and configuration activities to corporate, government, and education customers in connection with the Fourth Quarter Initiatives.

    COMPUSA PC--The CompUSA PC segment is comprised of the Company's assembly operations related to its CompUSA PC brand of desktop and notebook personal computers and servers. The CompUSA PC segment sells build-to-order products directly to consumers and assembles pre-configured products for sale in the Company's Computer Superstores.

    COMPUSA NET.COM--The CompUSA Net.com segment consists of the mail order, fulfillment, and retail Internet sales operations previously conducted by the CompUSA Direct division of the Company. As more fully described in Note 2, in the third quarter of fiscal 1999, the Company contributed the net assets of the CompUSA Direct division to CompUSA Net.com and announced plans to change the operations of CompUSA Net.com to an Internet-only business. As a result, the mail order and other non-Internet sales operations previously conducted by the CompUSA Direct division and contributed to CompUSA Net.com were phased out or transferred to the Company beginning in the fourth quarter of fiscal 1999.

    The accounting policies for each of the Company's segments are the same as those used by the Company in the preparation of its consolidated financial statements as described in Note 1. Intersegment sales and profits are eliminated in the preparation of the Company's consolidated financial statements.

    Net sales for training and technical services aggregated $272.3 million in fiscal 1999, $200.9 million in fiscal 1998, and $126.9 million in fiscal 1997. Such sales are included in the sales of the Company's segments shown below.

                                  COMPUSA INC.

15.  SEGMENT REPORTING (CONTINUED)
    The following tables summarize the results of operations and other information for the Company's segments:

                                                                  FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                                   ---------------------------------------------------------------------
                                                                                DEPRECIATION
                                                                   OPERATING        AND         CAPITAL
                                                    NET SALES    INCOME (LOSS)  AMORTIZATION  EXPENDITURES   ASSETS(1)
                                                   ------------  -------------  ------------  ------------  ------------
                                                                              (IN THOUSANDS)
Retail...........................................  $  4,186,079   $   201,318    $   27,637    $   38,787   $    783,683
Direct...........................................     1,896,148        (1,558)       16,741         6,487         45,142
CompUSA PC.......................................       119,022        (4,604)          410         2,208         13,237
CompUSA Net.com..................................       252,830        (2,974)        2,154           975         17,874
                                                   ------------  -------------  ------------  ------------  ------------
                                                      6,454,079       192,182        46,942        48,457        859,936

Intersegment sales...............................      (132,688)           --            --            --             --

Unallocated:
  General and administrative expenses............            --      (170,048)       22,096            --             --
  Non-recurring and restructuring charges(2).....            --       (76,350)           --            --             --

Corporate assets.................................            --            --            --        36,823        605,912
                                                   ------------  -------------  ------------  ------------  ------------
                                                   $  6,321,391   $   (54,216)   $   69,038    $   85,280   $  1,465,848
                                                   ------------  -------------  ------------  ------------  ------------
                                                   ------------  -------------  ------------  ------------  ------------

                                                                  FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                                   ---------------------------------------------------------------------
                                                                                DEPRECIATION
                                                                   OPERATING        AND         CAPITAL
                                                    NET SALES    INCOME (LOSS)  AMORTIZATION  EXPENDITURES   ASSETS(1)
                                                   ------------  -------------  ------------  ------------  ------------
                                                                              (IN THOUSANDS)
Retail...........................................  $  3,387,579   $   206,646    $   20,966    $   57,473   $    656,325
Direct...........................................     1,698,145        33,291         9,781        26,024         65,482
CompUSA PC.......................................        66,430        (9,042)           33           252            902
CompUSA Net.com..................................       206,783        (1,455)        2,076         1,039         35,296
                                                   ------------  -------------  ------------  ------------  ------------
                                                      5,358,937       229,440        32,856        84,788        758,005

Intersegment sales...............................       (72,896)           --            --            --             --

Unallocated:
  General and administrative expenses............            --      (116,399)       16,111            --             --
  Non-recurring amortization charge..............            --       (55,885)       55,885            --             --

Corporate assets.................................            --            --            --        53,310        402,505
                                                   ------------  -------------  ------------  ------------  ------------
                                                   $  5,286,041   $    57,156    $  104,852    $  138,098   $  1,160,510
                                                   ------------  -------------  ------------  ------------  ------------
                                                   ------------  -------------  ------------  ------------  ------------

------------------------

NOTES ON FOLLOWING PAGE.

                                  COMPUSA INC.

15.  SEGMENT REPORTING (CONTINUED)

                                                     FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                                                    -----------------------------------------
                                                                                 DEPRECIATION
                                                                    OPERATING        AND
                                                     NET SALES    INCOME (LOSS)  AMORTIZATION
                                                    ------------  -------------  ------------
                                                                 (IN THOUSANDS)
Retail............................................  $  3,002,621   $   190,859    $   16,714
Direct............................................     1,420,968        51,086         6,843
CompUSA Net.com...................................       186,934         7,229         1,236
                                                    ------------  -------------  ------------
                                                       4,610,523       249,174        24,793

Unallocated:
  General and administrative expenses.............            --       (92,183)       10,832
                                                    ------------  -------------  ------------
                                                    $  4,610,523   $   156,991    $   35,625
                                                    ------------  -------------  ------------
                                                    ------------  -------------  ------------

------------------------

(1) Certain assets in place in the Company's Computer Superstores are used primarily in the operations of the Retail segment. To a lesser extent, such assets are also used in the Direct segment operations conducted in the Company's Computer Superstores. The Company's accounting systems do not allow for the assets or related capital expenditures that are shared by multiple business segments to be allocated to specific segments. As a result, assets in place in the Company's Computer Superstores that are used in the operations of multiple segments and the capital expenditures relating to such assets are presented above for the Retail segment.

(2) As more fully described in Note 2, the Company incurred various non-recurring and restructuring charges in connection with the Fiscal 1999 Initiatives. Of such charges, $39.7 million were charged to cost of sales and occupancy costs and $15.7 million were charged to operating expenses, which amounts were excluded from the determination of the operating income
    (loss) of the Company's segments above. In addition, the Company recorded $20.9 million of restructuring charges in fiscal 1999. Of the aggregate of such non-recurring and restructuring charges, the Company estimates that $11.9 million related to the Retail segment, $59.1 million related to the Direct segment, and $4.4 million related to the CompUSA Net.com segment.

                                  COMPUSA INC.

16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              FIRST         SECOND        THIRD         FOURTH
                                                             QUARTER       QUARTER       QUARTER      QUARTER(1)
                                                           ------------  ------------  ------------  ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED JUNE 26, 1999:
Net sales................................................  $  1,392,140  $  1,776,374  $  1,691,350  $  1,461,527
Cost of sales and occupancy costs........................     1,195,786     1,536,611     1,474,843     1,311,090
Gross profit.............................................       196,354       239,763       216,507       150,437
Restructuring charge ....................................            --            --            --        20,938
Operating income (loss)..................................        16,051        28,849        (2,689)      (96,427)
Net income (loss)........................................         8,140        15,571        (4,940)      (64,518)

Basic earnings (loss) per share..........................  $       0.09  $       0.17  $      (0.05) $      (0.70)
Diluted earnings (loss) per share........................  $       0.09  $       0.17  $      (0.05) $      (0.70)

Weighted average common shares...........................        91,243        91,408        91,553        91,755
Weighted average common shares assuming
  dilution...............................................        93,041        92,834        91,553        91,755

YEAR ENDED JUNE 27, 1998:
Net sales................................................  $  1,191,812  $  1,456,725  $  1,451,819  $  1,185,685
Cost of sales and occupancy costs........................     1,016,213     1,241,979     1,246,634     1,035,891
Gross profit.............................................       175,599       214,746       205,185       149,794
Non-recurring amortization charge (2)....................            --            --            --        55,885
Operating income (loss)..................................        39,283        56,267        42,631       (81,025)
Net income (loss)........................................        23,459        34,067        25,438       (51,421)

Basic earnings (loss) per share..........................  $       0.26  $       0.37  $       0.28  $      (0.57)
Diluted earnings (loss) per share........................  $       0.25  $       0.36  $       0.27  $      (0.57)

Weighted average common shares...........................        91,659        91,405        91,518        90,893
Weighted average common shares assuming dilution.........        95,514        95,508        94,692        90,893

------------------------

(1) In the fourth quarter of fiscal 1999, the Company recorded non-recurring and restructuring charges aggregating approximately $80.2 million, see Note 2 of Notes to Consolidated Financial Statements.

(2) For a discussion of the Company's fiscal 1998 non-recurring amortization charge, see Note 3 of Notes to Consolidated Financial Statements.

                                  COMPUSA INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

   FOR THE FISCAL YEARS ENDED JUNE 26, 1999, JUNE 27, 1998, AND JUNE 28, 1997

                                 (IN THOUSANDS)

                                                                    ADDITIONS    ADDITIONS
                                                     BALANCE AT    CHARGED TO   CHARGED TO
                                                    BEGINNING OF    COSTS AND      OTHER                  BALANCE AT
                                                        YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS   END OF YEAR
                                                    -------------  -----------  -----------  -----------  -----------
ALLOWANCES DEDUCTED FROM ACCOUNTS RECEIVABLE FOR
ESTIMATED UNCOLLECTIBLE AMOUNTS:
Fiscal year ended June 26, 1999...................    $   3,524     $   3,432    $      --    $   2,639    $   4,317
Fiscal year ended June 27, 1998...................        2,883         1,601           --          960        3,524
Fiscal year ended June 28, 1997...................        1,692           959           --         (232)       2,883

RESERVE FOR FUTURE RENTAL OBLIGATIONS, CARRYING
COSTS AND OTHER CLOSING COSTS RELATED TO
CLOSED/ABANDONED FACILITIES:
Fiscal year ended June 26, 1999...................    $      --     $   5,548    $  29,000(a)  $   9,917(b)  $  24,631

RESERVE FOR SEVERANCE COSTS RELATED TO THE FOURTH
QUARTER INITIATIVES:
Fiscal year ended June 26, 1999...................    $      --     $   2,099    $      --    $   1,452    $     647

------------------------

(a) Recorded in connection with the acquisition of Computer City.

(b) Net of $4,190 of cash received upon the assumption of certain leases by a third party.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                                  EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       2.1     Agreement and Plan of Merger, dated as of May 15, 1996, by and among the Company, Snowstorm Merger
                 Corp., a Delaware corporation and a wholly-owned subsidiary of the Company, and PCs Compleat, pursuant to which the Company acquired PCs Compleat, Inc.(1)

       2.2     Stock Purchase Agreement dated as of June 21, 1998 ("Stock Purchase Agreement") by and between Tandy
                 Corporation and the Company for the purchase and sale of all outstanding capital stock of Computer
                 City, Inc.(2)

       2.3     Amendment to Stock Purchase Agreement dated August 31, 1998.(2)

       3.1     Restated and Amended Certificate of Incorporation.(3)

       3.2     Restated and Amended Bylaws.(4)

       4.1     Specimen Common Stock Certificate (as amended).(5)

       4.2     Specimen 9 1/2% Senior Subordinated Note Due 2000.(6)

       4.3     Indenture dated June 17, 1993 (the "Indenture") among CompUSA Inc., as Issuer, Compudyne Products,
                 Inc., Compudyne Direct, Inc., CompFinance Inc., CompService Inc., as Guarantors and U.S. Trust
                 Company of Texas, N.A., as Trustee relating to 9 1/2% Senior Subordinated Notes Due 2000.(7)

       4.4     First Supplemental Indenture dated as of December 1, 1995 among the Company, CompTeam Inc.,
                 CompFinance Inc., CompService Inc., and U.S. Trust Company of Texas, N.A., as Trustee.(8)

       4.5     Second Supplemental Indenture dated as of February 7, 1996 among the Company, CompTeam Inc.,
                 CompFinance Inc., CompService Inc., CompUSA Holdings II Inc., and U.S. Trust Company of Texas,
                 N.A., as Trustee.(9)

       4.6     Third Supplemental Indenture dated as of May 14, 1996 among the Company, CompFinance Inc.,
                 CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., Snowstorm Merger Corp. and U.S. Trust
                 Company of Texas, N.A., as Trustee.(9)

       4.7     Fourth Supplemental Indenture dated as of May 30, 1996 among the Company, CompFinance Inc.,
                 CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc. and U.S. Trust
                 Company of Texas, N.A., as Trustee.(9)

       4.8     Form of Fifth Supplemental Indenture dated as of June 14, 1996 among the Company, CompFinance Inc.,
                 CompService Inc., CompTeam Inc., CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I
                 Inc., CompUSA Management Company, CompUSA Stores L.P., CompUSA Holdings Company and U.S. Trust
                 Company of Texas, N.A., as Trustee.(9)

       4.9     Sixth Supplemental Indenture dated as of August 31, 1998 among the Company, CompTeam Inc., CompUSA
                 Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Stores L.P., CompUSA
                 Holdings Company, CompUSA Management Company, Computer City, Inc. and U.S. Trust Company of Texas,
                 N.A., as Trustee.(10)

       4.10    Subsidiary Guarantees of the Company's indebtedness under the Indenture executed by CompTeam Inc.,
                 CompUSA Holdings II Inc., PCs Compleat, Inc., CompUSA Holdings I Inc., CompUSA Management Company,
                 CompUSA Stores L.P. and CompUSA Holdings Company.(9)

       4.11    Subsidiary Guaranty dated as of August 31, 1998, of the Company's indebtedness under the Indenture executed by Computer City, Inc.(10)

 EXHIBIT NO.                                                  EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       4.12    Seventh Supplemental Indenture dated as of June 28, 1999 among the Company, CompTeam Inc., CompUSA
                 Holdings II Inc., CompUSA Holdings I Inc., CompUSA Stores L.P., CompUSA Holdings Company, CompUSA
                 Management Company, CompUSA PC Operating Company, CompUSA GP Holdings Company and CompUSA PC
                 Inc.(11)

       4.13    Subsidiary Guarantee dated as of June 28, 1999, of the Company's indebtedness under the Indenture as executed by CompUSA PC Inc.(11)

       4.14    Subsidiary Guarantee dated as of June 28, 1999, of the Company's indebtedness under the Indenture as executed by CompUSA GP Holdings Company.(11)

       4.15    Subsidiary Guarantee dated as of June 28. 1999, of the Company's indebtedness under the Indenture as executed by CompUSA PC Operating Company.(11)

       4.16    Rights Agreement dated April 29, 1994, between the Company and Bank One, Texas, N.A., as Rights
                 Agent.(4)

       4.17    Letter of the Company dated August 16, 1996, appointing American Stock Transfer & Trust Company as substitute Rights Agent under the Rights Agreement.(9)

       4.18    Subordinated Promissory Note dated August 31, 1998, in the principal amount of $136,000,000 issued in favor of Tandy Corporation.(2)

      10.1     $500,000,000 Loan and Security Agreement dated as of June 30, 1999 (the "Loan Agreement") among the
                 Company, CompUSA Stores L.P., certain lenders of the Company and CompUSA L.P. and NationsBank,
                 N.A., as administrative agent and a lender.(11)

      10.2     $300,000,000 Second Amended and Restated Credit Agreement dated March 12, 1998, among the Company, certain lenders and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as administrative lender (the "Credit Agreement"). (Superseded by the Loan Agreement)(12)

      10.3     First Amendment to the Credit Agreement, dated June 16, 1998, among the Company, certain lenders and
                 NationsBank, N.A., as administrative lender. (Superseded by the Loan Agreement)(10)

      10.4     Second Amendment to the Credit Agreement, dated August 31, 1998, among the Company, certain lenders and NationsBank, N.A., as administrative lender. (Superseded by the Loan Agreement)(10)

      10.5     Third Amendment to the Credit Agreement, dated effective as of March 27, 1999, among the Company, certain lenders and NationsBank, N.A., as administrative lender. (Superseded by the Loan
                 Agreement)(14)

      10.6     The Addison Office Lease Agreement dated September 1, 1992, between Carter-Crowley Properties, Inc.
                 as Landlord and CompUSA Inc. as Tenant.(13)

      10.7     Form of Employment Agreement between the Company and each of J. Samuel Crowley, Rick L. Fountain, J.
                 Robert Gary, Ronald J. Gilmore, Harold D. Greenberg, Alann R. Hurlebaus, Melvin D. McCall, Barry C.
                 McCook, Lawrence N. Mondry, Honorio J. Padron, R. Stephen Polley, Paul Poyfair, Bob Sayewitz, James
                 E. Skinner, Mark R. Walker, and Anthony A. Weiss.(10)

      10.8     Form of Employment Agreement between the Company and each of Michael D. Bryk, Jeff Dill, Richard
                 Foster, Ronald E. Freeman, Robert M. Howe III, Edmund G. Jurica, Jr., Leslie C. Marshall, Kellie J.
                 McCluskey, T. Dale Stapleton, Robert J. Verhagen, Catherine Witt, and Blake A. Wolff.(10)

      10.9     Form of Employment Agreement dated as of August 16, 1996, between the Company and James F. Halpin.(9)

 EXHIBIT NO.                                                  EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
      10.10    Form of Employment Agreement dated as of August 16, 1996, between the Company and Harold F.
                 Compton.(9)

      10.11    CompSavings Plan for Employees of CompUSA Inc. Plan and Trust Agreement, as Amended and Restated
                 effective January 1, 1998 (the "CompSavings Plan").(10)

      10.12    Amendment No. 1 to CompSavings Plan dated September 1, 1998.(14)

      10.13    Amendment No. 2 to CompSavings Plan dated May 3, 1999.(11)

      10.14    Amended and Restated CompUSA Inc. Deferred Compensation Plan (the "Deferred Compensation Plan").(5)

      10.15    Amendment No. 1 to Deferred Compensation Plan dated November 23, 1998.(11)

      10.16    CompUSA Inc. Long-Term Incentive Plan.(15)

      10.17    PCs Compleat, Inc. 1991 Stock Option Plan.(16)

      10.18    CompUSA Inc. Officers' Bonus Plan.(10)

      10.19    CompUSA Inc. Nonstatutory Option Plan.(11)

      10.20    CompUSA Inc. Supplemental Bonus and Retention Plan.(11)

      10.21    CompUSA Inc. Restricted Stock Plan.(11)

      10.22    Products and Services Agreement dated effective as of August 28, 1999, between the Company and Ingram
                 Micro Inc. (Portions of this exhibit have been excluded pursuant to a request for confidential treatment.)(11)

      21       Subsidiaries.(11)

      23       Consent of Ernst & Young LLP.(11)

      27       Financial Data Schedule.(17)

------------------------

 (1) Previously filed as an exhibit to the Company's Report on Form 8-K filed on June 14, 1996, as amended by Form 8-K/A filed on August 2, 1996.

 (2) Previously filed as an exhibit to the Company's Report on Form 8-K filed on September 15, 1998, and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997, and incorporated herein by reference.

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

 (7) Previously filed as an exhibit to the Company's Registration Statement No. 33-62884 on Form S-3 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 23, 1996, and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, and incorporated herein by reference.

NOTES CONTINUED ON FOLLOWING PAGE.

NOTES CONTINUED FROM PRECEDING PAGE.

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, and incorporated herein by reference.

(11) Filed herewith.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 1998, and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 27, 1992, and incorporated herein by reference.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1999, and incorporated herein by reference.

(15) Previously filed as an exhibit to the Company's Registration Statement No. 333-18033 on Form S-8 and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.

(17) Included with EDGAR version only.