Form 10-Q
period 1999-09-25
COMPUSA INC
filed 1999-11-15
CIK 880323

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999
                                       OR

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
 (State or other jurisdiction               (I.R.S. Employer
              of                          Identification No.)
incorporation or organization)

                14951 NORTH DALLAS PARKWAY, DALLAS, TEXAS 75240

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (972) 982-4000

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The registrant had 92,712,054 shares of common stock, $.01 per share par value, outstanding as of November 9, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 25, 1999
         (unaudited) and June 26, 1999...............................    3

         Consolidated Statements of Operations for the thirteen weeks ended September 25, 1999 and September 26, 1998
         (unaudited).................................................    4

         Consolidated Statements of Cash Flows for the thirteen weeks ended September 25, 1999 and September 26, 1998
         (unaudited).................................................    5

         Notes to Consolidated Financial Statements (unaudited)......    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...................................   19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   36

                        PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................   37

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................   37

SIGNATURES...........................................................   38

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                                              SEPTEMBER 25,     JUNE 26,
                                                                   1999           1999
                                                              --------------   ----------
                                                               (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $  128,322     $  173,350
  Accounts receivable, net of allowance for doubtful
    accounts of $4,697 at September 25, 1999 and $4,317 at
    June 26, 1999...........................................       145,682        214,960
  Merchandise inventories...................................       675,508        667,514
  Deferred income taxes.....................................        33,301         32,106
  Prepaid expenses and other................................        13,637         20,607
                                                                ----------     ----------
    Total current assets....................................       996,450      1,108,537
Property and equipment, net.................................       253,367        227,113
Deferred income taxes.......................................        38,059         37,520
Costs in excess of net assets of acquired businesses, net...       102,158        103,515
Other assets................................................         9,513          5,030
                                                                ----------     ----------
                                                                $1,399,547     $1,481,715
                                                                ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  647,666     $  645,067
  Accrued liabilities.......................................       177,381        188,936
  Deferred revenue..........................................        20,854         21,595
  Senior Subordinated Notes.................................            --        110,000
  Current portion of capital lease obligations..............           741            828
                                                                ----------     ----------
    Total current liabilities...............................       846,642        966,426
Deferred revenue............................................        29,268         28,644
Note payable to Tandy Corporation...........................       136,000        136,000
Borrowings under the Credit Agreement.......................        50,000             --
Capital lease obligations...................................            66            169
Commitments and contingencies...............................            --             --

Stockholders' equity:
  Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued.................................            --             --
  Common stock, $.01 per share par value; 325,000,000 shares authorized with shares issued of 94,107,509 at
    September 25, 1999 and 94,105,525 at June 26, 1999......           941            941
  Paid-in capital...........................................       257,586        281,056
  Retained earnings.........................................       113,746        126,654
                                                                ----------     ----------
                                                                   372,273        408,651
Less: Treasury stock, at cost, 1,395,643 shares at
  September 25, 1999 and 2,339,678 shares at June 26,
  1999......................................................       (34,702)       (58,175)
                                                                ----------     ----------
    Total stockholders' equity..............................       337,571        350,476
                                                                ----------     ----------
                                                                $1,399,547     $1,481,715
                                                                ==========     ==========

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                   THIRTEEN WEEKS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 25,    SEPTEMBER 26,
                                                                   1999             1998
                                                              --------------   --------------
Net sales...................................................    $1,347,246       $1,375,439
Cost of sales and occupancy costs...........................     1,143,850        1,182,823
                                                                ----------       ----------
  Gross profit..............................................       203,396          192,616

Operating expenses..........................................       171,858          145,664
Pre-opening expenses........................................         1,679            1,366
General and administrative expenses.........................        46,749           32,637
Restructuring charges.......................................        (2,176)              --
                                                                ----------       ----------
  Operating income (loss)...................................       (14,714)          12,949

Other expense (income):
  Interest expense..........................................         6,752            4,383
  Other expense (income), net...............................          (814)          (1,540)
                                                                ----------       ----------
                                                                     5,938            2,843
                                                                ----------       ----------
Income (loss) before income taxes...........................       (20,652)          10,106
Income tax expense (benefit)................................        (7,744)           3,874
                                                                ----------       ----------
Net income (loss)...........................................    $  (12,908)      $    6,232
                                                                ==========       ==========

Basic earnings (loss) per share.............................    $    (0.14)      $     0.07
Diluted earnings (loss) per share...........................    $    (0.14)      $     0.07

Weighted average common shares..............................        92,700           91,243
Weighted average common shares assuming dilution............        92,700           93,041

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 26,
                                                                  1999            1998
                                                              -------------   -------------
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................    $ (12,908)      $  6,232
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization.........................       19,138         15,435
      Non-cash restructuring and non-recurring charges......        9,455             --
      Deferred revenue......................................         (117)         3,181
      Deferred income taxes.................................       (1,734)         5,013
      Other non-cash charges................................           --          2,410
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable.................................       64,118          2,859
        Merchandise inventories.............................      (11,364)       (81,407)
        Prepaid expenses and other assets...................        6,970          6,498
        Other assets........................................           93             --
      Increase (decrease) in accounts payable and accrued
        liabilities.........................................       (8,956)       124,380
                                                                ---------       --------
          Total adjustments.................................       77,603         78,369
                                                                ---------       --------
          Net cash provided by operating activities.........       64,695         84,601

Cash flows provided by (used in) investing activities:
  Capital expenditures......................................      (44,051)       (12,713)
  Payment for purchase of Computer City, net of cash
    acquired................................................           --        (73,341)
  Other.....................................................         (172)         1,152
                                                                ---------       --------
          Net cash used in investing activities.............      (44,223)       (84,902)

Cash flows provided by (used in) financing activities:
  Payment of Senior Subordinated Notes......................     (110,000)            --
  Fees paid for Credit Agreement............................       (5,257)            --
  Borrowings under Credit Agreement.........................       50,000             --
  Payments under capital lease obligations..................         (246)          (733)
  Proceeds from issuance of common stock....................            3            384
                                                                ---------       --------
          Net cash used in financing activities.............      (65,500)          (349)

Net decrease in cash and cash equivalents...................      (45,028)          (650)
Cash and cash equivalents at beginning of period............      173,350        151,779
                                                                ---------       --------
Cash and cash equivalents at end of period..................    $ 128,322       $151,129
                                                                =========       ========

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete interim financial statements. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999.

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

2. CHANGE IN ACCOUNTING POLICY--EXTENDED SERVICE PLANS

    The Company sells extended service plans on behalf of unrelated third parties ("Non-Obligor Contracts") and, to a lesser extent, sells its own extended service plans ("Obligor Contracts") in those states in which third-party service plan sales are not permitted. In either case, the extended service plans are administered by a third party ("Administrator") and all performance obligations and risk of loss with respect to such contracts are economically transferred to the Administrator and other parties at the time the contracts are sold by the Company.

    Effective as of the beginning of fiscal 2000, the Company has changed its accounting policy with respect to the recognition of revenues from the sale of Obligor Contracts. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the Administrator at the time of sale), ratably over the terms of the Obligor Contracts sold, generally two to five years. Previously, the Company recognized substantially all revenues, net of direct selling expenses, for the sale of Obligor Contracts at the time of sale. Such policy was adopted in fiscal 1996 concurrent with the consummation of an agreement with a new Administrator. The Company has given retroactive effect to this new accounting policy by restatement of the Company's previously published financial statements beginning with fiscal 1996. The impact of the restatement on the consolidated

                                  COMPUSA INC.

                                  (UNAUDITED)

2. CHANGE IN ACCOUNTING POLICY--EXTENDED SERVICE PLANS (CONTINUED)

statement of operations for the three months ended September 26, 1998, is as follows (in thousands, except per share amounts):

                                                              AS PREVIOUSLY       AS
                                                                REPORTED       RESTATED
                                                              -------------   ----------
Net sales...................................................   $1,392,140     $1,375,439
Cost of sales and occupancy costs...........................    1,195,786      1,182,823
Operating expenses..........................................      146,300        145,664
Income tax expense..........................................        5,068          3,874
Net income..................................................        8,140          6,232
Basic earnings per share....................................         0.09           0.07
Diluted earnings per share..................................         0.09           0.07

    In addition, the impact of the restatement also resulted in changes to the consolidated balance sheet as of June 26, 1999, and the statement of cash flows for the three months ended September 26, 1998.

    The Company has and will continue to recognize revenues from the sale of Non-Obligor Contracts at the time of sale. However, the Company has also reclassified its previously published financial statements to show the net commission income from the sale of Non-Obligor Contracts (retail price less the lump sum payment due to the Administrator at the time of sale) as a component of net sales. Previously, the Company reflected the full retail price of the Non-Obligor Contracts as a component of net sales and the amount paid to the Administrator as a component of cost of sales and occupancy costs.

3. FISCAL 1999 INITIATIVES

    In fiscal 1999, the Company implemented various programs and initiatives (collectively, the "Fiscal 1999 Initiatives") that included (1) initiatives announced in the fourth quarter of fiscal 1999 as a result of the Company's extensive evaluation of its core businesses (the "Fourth Quarter Initiatives"),
(2) the formation of CompUSA Net.com Inc. ("CompUSA Net.com") and its transition to an Internet-only business (the "CompUSA Net.com Realignment"), which business was transferred to cozone.com in October 1999, and (3) information technology initiatives (the "IT Initiatives"). Non-recurring and restructuring charges incurred in connection with these initiatives aggregated approximately
$84.0 million in fiscal 1999 and approximately $16.7 million in the first quarter of fiscal 2000.

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    The following table summarizes the financial statement classification of the non-recurring and restructuring charges incurred:

                                        FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999
                                     ------------------------------------------------------
                                       FOURTH        COMPUSA
                                       QUARTER       NET.COM
                                     INITIATIVES   REALIGNMENT   IT INITIATIVES     TOTAL
                                     -----------   -----------   --------------   ---------
                                                         (IN THOUSANDS)
Cost of sales and occupancy
  costs............................    $ 1,853       $1,530          $   --        $ 3,383
Operating expenses.................     13,182           --              --         13,182
General and administrative
  expenses.........................         --           --           2,282          2,282
Restructuring charges..............     (2,176)          --              --         (2,176)
                                       -------       ------          ------        -------
                                       $12,859       $1,530          $2,282        $16,671
                                       =======       ======          ======        =======

    The following table summarizes the nature of the non-recurring and restructuring charges incurred:

                                                        FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999
                                                     ------------------------------------------------------
                                                       FOURTH        COMPUSA
                                                       QUARTER       NET.COM
                                                     INITIATIVES   REALIGNMENT   IT INITIATIVES     TOTAL
                                                     -----------   -----------   --------------   ---------
                                                                         (IN THOUSANDS)
Non-cash charges for asset write-downs, primarily
  inventory and estimated losses related to the
  change in the extended service plan provider.....    $ 6,000       $1,530          $   --        $ 7,530
Write-down of fixed assets with no future
  utility..........................................      3,722           --              --          3,722
Personnel costs and professional fees..............         --           --           2,282          2,282
Transition expenses related to the implementation
  of the Fourth Quarter Initiatives................      5,313           --              --          5,313
                                                       -------       ------          ------        -------
                                                        15,035        1,530           2,282         18,847

Amounts included in restructuring charges:
  Adjustments to previously recorded restructuring
    charges:
    Exit costs related to the write-down of fixed
      assets and the accrual of future rental
      obligations of the Company's fulfillment and
      configuration facility.......................     (5,011)          --              --         (5,011)
    Reserves for future rental obligations for
      closed stores and related lease carrying
      costs and other closing costs................        183           --              --            183
  Severance and other personnel costs..............      2,652           --              --          2,652
                                                       -------       ------          ------        -------
                                                        (2,176)          --              --         (2,176)
                                                       -------       ------          ------        -------
                                                       $12,859       $1,530          $2,282        $16,671
                                                       =======       ======          ======        =======

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    FOURTH QUARTER INITIATIVES--The Fourth Quarter Initiatives were announced by the Company on June 24, 1999, as a result of the Company's extensive evaluation of its core businesses. The Fourth Quarter Initiatives were designed to increase gross margins, reduce operating costs, improve customer service, and position the Company to take advantage of additional strategic opportunities. The Company recorded charges related to the Fourth Quarter Initiatives of approximately $67.5 million in the fourth quarter of fiscal 1999 and $12.9 million in the first quarter of fiscal 2000.

    Charges recorded in connection with the Fourth Quarter Initiatives were related to (1) the streamlining of the Company's training business, (2) the reorganization of the Company's technical services business, (3) the redesign of the Company's direct sales fulfillment and configuration activities for corporate, government, and education customers, (4) the evaluation of the profitability of the Company's stores, and (5) the change in the third-party provider of the extended service plans sold by the Company after June 1999.

    STREAMLINING OF TRAINING BUSINESS--In connection with the redesign of the Company's training business, the Company implemented a vertical, market-based organizational structure in the fourth quarter of fiscal 1999. Previously, each store operated as an independent training organization with a local focus.

    Costs incurred in connection with the streamlining of the training business are as follows:

                                                           THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         SEPTEMBER 25,   JUNE 26,
                                                             1999          1999
                                                         -------------   --------
                                                              (IN THOUSANDS)
Termination of approximately 160 employees and other
  personnel costs......................................      $ 33          $640
Transition expenses related to the implementation of a
  new structure, primarily advertising and marketing...       174            --
                                                             ----          ----
                                                             $207          $640
                                                             ====          ====

    REORGANIZATION OF TECHNICAL SERVICES BUSINESS--As a result of the evaluation of its technical services business, the Company implemented a strategy to focus on high-volume technical service opportunities, including "break-fix" and on-site warranty and technical services. In addition, the Company outsourced networking and systems configuration services to third-party providers.

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    Costs incurred in connection with the reorganization of the technical services business are as follows:

                                                           THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         SEPTEMBER 25,   JUNE 26,
                                                             1999          1999
                                                         -------------   --------
                                                              (IN THOUSANDS)
Termination of approximately 150 employees and other
  personnel costs......................................       $ 9          $643
Transition expenses related to the implementation of a
  new structure, primarily advertising and marketing...        20            --
                                                              ---          ----
                                                              $29          $643
                                                              ===          ====

    REDESIGN OF DIRECT SALES FULFILLMENT AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its direct sales fulfillment and configuration activities for corporate, government, and education customers by (1) outsourcing the direct sales fulfillment and configuration operations and (2) consolidating the Company's direct sales organization to a regional sales force and central sales support.

    Costs incurred in connection with the redesign of direct sales fulfillment and configuration activities are as follows:

                                                          THIRTEEN WEEKS ENDED
                                                        ------------------------
                                                        SEPTEMBER 25,   JUNE 26,
                                                            1999          1999
                                                        -------------   --------
                                                             (IN THOUSANDS)
Outsourcing of direct sales fulfillment and
  configuration operations:
  Costs of liquidating commercial inventories.........     $1,500       $37,000
  Termination of approximately 225 employees and other
    personnel costs...................................         52           385
  Exit costs related to the write-down of fixed assets
    and accrual of future rental obligations of the
    Company's fulfillment and configuration
    facility..........................................     (5,011)       13,813
  Write-down of fixed assets with no future utility...      3,722            --
  Other...............................................         64            --

Consolidation of the Company's direct sales
  organization:
  Write-down of fixed assets..........................         --         1,623
  Termination of approximately 1,370 employees and
    other personnel costs.............................      2,363            --
  Transition expenses related to the start-up of the
    Company's new centralized sales and support
    facility, primarily personnel and facility
    costs.............................................      4,307            --
                                                           ------       -------
                                                           $6,997       $52,821
                                                           ======       =======

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    In connection with the outsourcing of the fulfillment of purchase orders from corporate, government, and education customers, the Company has implemented a plan to liquidate the related commercial inventories in its fulfillment and configuration facility and its retail stores. As a result, the Company wrote down the carrying values of such inventories by approximately $37.0 million in the fourth quarter of fiscal 1999 to management's estimates of the net realizable value of such inventories to be generated from vendor returns, liquidation through third parties, and promotional activities in the Company's stores. Based upon the costs of liquidating certain of such inventories in the first quarter of fiscal 2000 and its estimates of the costs to liquidate the remaining inventories, the Company increased its previous estimate of the write-down of its commercial inventories by $1.5 million in the first quarter of fiscal 2000.

    In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, purchase orders from corporate, government, and education customers began to be fulfilled by Ingram Micro Inc. ("Ingram Micro"). Based upon its outsourcing of its direct sales fulfillment and configuration operations to Ingram Micro, the Company believed it would abandon its centralized fulfillment and configuration facility. Accordingly, the Company recorded a charge in the fourth quarter of fiscal 1999 of approximately
$11.6 million to write down the carrying value of those fixed assets it believed would be abandoned and had no future utility to the Company and a charge of approximately $2.2 million for the estimated remaining lease rental obligations and other carrying costs, net of subrental income, associated with that facility prior to the expiration of the lease term in 2008. In the first quarter of fiscal 2000, the Company determined that it would be able to redeploy certain portions of the centralized fulfillment and configuration facility in its ongoing operating activities, primarily the Company's call center operations. As a result, the Company reversed the previously recorded charge of $2.2 million for estimated remaining net lease rental obligations and reduced the previously recorded estimate of the exit costs related to the fixed assets to be abandoned by $2.8 million. The Company plans to redeploy certain of the assets located in the former centralized fulfillment and configuration facility for its ongoing operating activities. The Company recorded a $3.7 million write-down of the assets in the facility that had no future utility for the Company's ongoing activities.

    In August 1999, the Company organized a regional sales force and central sales support function and opened a new 80,000 square-foot call center in the Dallas/Fort Worth area to accommodate this function. Previously, each store maintained a separate direct sales force. As a result of the consolidation of the direct sales organization and the outsourcing of its direct sales fulfillment and configuration operations, the Company terminated approximately 1,595 employees in August 1999 who were previously responsible for the direct sales activities conducted through the Company's stores and the Company's centralized fulfillment and configuration facility. Costs incurred in connection with these termination actions and other personnel costs related to the redesign of the Company's direct sales fulfillment and configuration activities to its corporate, government, and education customers aggregated approximately $385,000 in the fourth quarter of fiscal 1999 and approximately $2.4 million in the first quarter of fiscal 2000.

    In connection with the implementation of its plan to redesign its direct sales fulfillment and configuration activities to corporate, government, and education customers, the Company incurred costs of approximately $4.3 million in the first quarter of fiscal 2000, primarily related to start-up personnel, training, and facilities costs related to the Company's new centralized direct sales and support facility located in the Dallas/Fort Worth area.

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    EVALUATION OF THE COMPANY'S STORES--In connection with the Fourth Quarter Initiatives, the Company analyzed each of its retail stores in terms of profitability and growth potential and closed four stores in July 1999.

    Costs incurred in connection with the evaluation of the Company's stores are as follows:

                                                           THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         SEPTEMBER 25,   JUNE 26,
                                                             1999          1999
                                                         -------------   --------
                                                              (IN THOUSANDS)
Costs related to store closings:
  Write-down of fixed assets and inventories and other
    closing costs......................................      $523         $2,615
  Termination of approximately 145 employees...........       195             --
Impairment charge for on-going stores..................        --          6,512
                                                             ----         ------
                                                             $718         $9,127
                                                             ====         ======

    CHANGE IN EXTENDED SERVICE PLAN PROVIDER--In June 1999, in response to a proposed premium rate increase related to the then-current extended service plan program (the "Prior ESP Program"), the Company terminated the Prior ESP Program. In July 1999, the Company implemented a new extended service plan program utilizing new administration and insurance companies. As a result of the foregoing, the Company provided for estimated losses of $2.0 million in the fourth quarter of fiscal 1999 and $4.2 million in the first quarter of fiscal 2000 associated with certain unresolved issues with the administrator of the Prior ESP Program, primarily related to repair services provided by the Company to the administrator of the Prior ESP Program.

    The administration of the extended service plans sold pursuant to the Prior ESP Program is the responsibility of the administrator of the Prior ESP Program and/or the insurance companies that insured the administration obligations of the Prior ESP Program. In July 1999, the Company elected, for business and customer relations reasons, to provide supplemental administrative services to purchasers of extended service plans sold pursuant to the Prior ESP Program who experienced difficulty in obtaining services from the administrator of the Prior ESP Program. In the first quarter of fiscal 2000, the Company incurred and expensed costs of approximately $748,000 in connection with providing these supplemental administrative services. However, the Company is currently seeking reimbursement from the insurance companies of the costs incurred by the Company in fiscal 2000 in providing these supplemental services. The Company believes it is entitled to full reimbursement of such costs and, during the second quarter of fiscal 2000, the Company expects to consummate an arrangement with the insurance companies for the reimbursement of such costs. In addition, the Company expects, during the second quarter of fiscal 2000, to reach an agreement with the insurance companies regarding the future administration of the Prior ESP Program. Depending upon the outcome of these negotiations, the Company may
(1) record a charge for the estimated additional costs related to the supplemental and future administration of the Prior ESP Program, to the extent such costs are not reimbursed by the insurance companies or (2) reverse previously recorded expenses related to supplemental administrative services in the event such expenses are subsequently reimbursed.

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    COMPUSA NET.COM REALIGNMENT--In March 1999, the Company completed the formation of CompUSA Net.com by contributing to it the net assets of the Company's CompUSA Direct division. Prior to the formation of CompUSA Net.com, the Company conducted its mail order, fulfillment, and retail Internet sales operations through CompUSA Direct. Concurrent with the formation of CompUSA Net.com, the Company announced plans to change the operations of CompUSA Net.com to an Internet-only business. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company. In October 1999, the Company transferred CompUSA Net.com's Internet business to cozone.com l.l.c., an indirect subsidiary of the Company. Another indirect subsidiary, cozone.com inc., is the sole manager of cozone.com l.l.c. These two subsidiaries are collectively referred to in this report as "cozone.com."

    The Company incurred costs of approximately $1.5 million in the first quarter of fiscal 2000 related to the implementation of its Internet-only strategy, primarily the write-down of inventories not consistent with the Internet-only strategy to their estimated net realizable value upon liquidation with a third party.

    IT INITIATIVES--In the fourth quarter of fiscal 1998, the Company committed to a new IT strategy. Pursuant to this strategy, the Company outsourced substantially all of its IT processes to a third-party service provider. In addition, the Company selected an Enterprise Resource Management ("ERM") system in fiscal 1999 to replace a substantial portion of the Company's existing IT systems. The Company implemented the first phases of the ERM system in July and August 1999 and expects to complete the final implementation of the ERM system in fiscal 2000. In the first quarter of fiscal 2000, the Company incurred non-recurring charges of approximately $2.3 million related to the outsourcing of its IT operations and training and other non-capitalizable costs incurred in connection with the implementation of the ERM system.

    FISCAL 1999 INITIATIVES RESERVES--In connection with the Fiscal 1999 Initiatives, the Company recorded charges in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 to create reserves related to (1) the future rental obligations and other lease carrying costs for (i) the discontinued fulfillment and configuration activities previously conducted in the Company's Dallas/Fort Worth-area fulfillment and configuration center and
(ii) the four stores closed in July 1999 and (2) future severance payments to be made to employees terminated in connection with these initiatives.

    A rollforward of the reserve for future rental obligations and other lease carrying costs is as follows (in thousands):

Balance at June 26, 1999....................................  $ 3,479
Payments....................................................     (345)
Reversals and other adjustments.............................   (2,031)
                                                              -------
Balance at September 25, 1999...............................  $ 1,103
                                                              =======

                                  COMPUSA INC.

                                  (UNAUDITED)

3. FISCAL 1999 INITIATIVES (CONTINUED)

    A rollforward of the reserve for future severance payments is as follows (in thousands):

Balance at June 26, 1999....................................  $   647
Payments....................................................   (3,059)
Severance charges related to first quarter terminations.....    2,652
                                                              -------
Balance at September 25, 1999...............................  $   240
                                                              =======

4. PURCHASE OF COMPUTER CITY

    On August 31, 1998, the Company completed the acquisition of Computer
City, Inc. ("Computer City") from Tandy Corporation ("Tandy"). The purchase of Computer City was accounted for under the purchase method of accounting. The accompanying statement of operations for the first quarter of fiscal 1999 includes the results of operations from the date of acquisition for the former Computer City stores in the United States that the Company operates as CompUSA Computer Superstores. The results of liquidating the 55 Computer City stores in the United States closed by the Company, and the seven Computer City supercenters in Canada sold by the Company, are not included in the accompanying statements of operations for the first quarter of fiscal 1999, but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following pro forma net sales, net loss, and diluted loss per share data summarize the results of operations of the Company for the first quarter of fiscal 1999 as if Computer City had been acquired as of the beginning of fiscal 1999. The pro forma results given below are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

                                                           THIRTEEN WEEKS ENDED
                                                           ---------------------
                                                               SEPTEMBER 26,
                                                                   1998
                                                           ---------------------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Net sales................................................       $1,498,706
Net loss.................................................          (14,619)
Diluted loss per share...................................            (0.16)

5. EQUITY

    Basic earnings (loss) per share has been computed using the weighted average number of shares of common stock of the Company ("Common Stock") outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

                                  COMPUSA INC.

                                  (UNAUDITED)

5. EQUITY (CONTINUED)

    The calculation of basic and diluted earnings (loss) per share is summarized as follows:

                                                         THIRTEEN WEEKS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 25,   SEPTEMBER 26,
                                                         1999            1998
                                                     -------------   -------------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)..................................    $(12,908)        $ 6,232

Weighted average common shares outstanding.........      92,700          91,243
                                                       --------         -------

Basic earnings (loss) per share....................    $  (0.14)        $  0.07
                                                       ========         =======

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)..................................    $(12,908)        $ 6,232

Weighted average common shares outstanding.........      92,700          91,243
Incremental shares assuming dilution...............          --           1,798
                                                       --------         -------
Weighted average common shares assuming dilution...      92,700          93,041
                                                       --------         -------

Diluted earnings (loss) per share..................    $  (0.14)        $  0.07
                                                       ========         =======

    For the first quarter of fiscal 2000, approximately 444,000 incremental shares of Common Stock assuming dilution related to the Company's outstanding stock options were excluded from the calculation of the diluted loss per share because the impact was anti-dilutive.

                                  COMPUSA INC.

                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

    On April 23, 1998, a lawsuit, HOECK V. COMPUSA INC. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of Common Stock and related publicly traded options during the class period. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case, effectively consolidating the two cases. Among other things, the plaintiffs allege that in order to halt a decline in the market price of Common Stock and to artificially inflate the stock price, CompUSA insiders falsely reported to the market in early January 1998 that the Company was achieving strong sales of certain types of products. The plaintiffs also allege that misstatements and omissions by Company personnel related to projected and historical operating results, sales, and other matters involving corporate operations resulted in an inflation of the stock price. The plaintiffs seek unspecified compensatory damages, recissory damages, interest, and attorneys' fees and costs, as well as certain equitable relief. On September 25, 1998, the Company filed a Motion to Dismiss together with a brief in support of the motion. On August 30, 1999, the Court granted the Company's motion and dismissed the complaint, but granted leave to the plaintiffs to replead. The plaintiffs filed a second amended complaint on September 20, 1999, in which they attempted to address the deficiencies noted in the Court's order of dismissal and reasserted substantially the same allegations and sought the same relief. On October 14, 1999, the Company filed a Motion to Dismiss the second amended complaint and supporting brief, and final briefing will be completed in November 1999. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiffs in these lawsuits were to prevail in the litigation. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against such charges.

    On January 14, 1999, Tom Johnson, on behalf of himself and the California public, filed a lawsuit in the Superior Court of California for the County of Contra Costa commencing the action entitled JOHNSON V. CIRCUIT CITY STORES, INC., Contra Costa Superior Court case No. c99-00054 (the "Action"). By the Action, the plaintiff alleges that the Company and six other retailers of computer hardware and software products violated California Business and Professions Code Sections 17200 and 17500 by, among other things,
(1) misrepresenting the Year 2000 ("Y2K") compliance of products sold by them,
(2) selling unnecessary Y2K fixes, and/or (3) failing to disclose the need for Y2K fixes or upgrades. Johnson's complaint requests (1) freezing of the retailers' assets, (2) restitution of all funds acquired by the retailers since January 15, 1995, by means of the alleged conduct, (3) an injunction requiring the retailers to disclose among other things the nature of the Y2K problem, a means to determine Y2K compliance, and what fixes are available to all of their customers who have bought products since January 15, 1995, and (4) attorneys' fees. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiff in this lawsuit were to prevail in the litigation. The Company believes the claims are without merit and intends to vigorously defend against such charges.

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

                                  COMPUSA INC.

                                  (UNAUDITED)

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                  THIRTEEN WEEKS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 25,   SEPTEMBER 26,
                                                                  1999            1998
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Cash paid (received) during the periods for:
  Interest..................................................     $ 8,036        $    253
  Income taxes..............................................      (1,433)         (7,662)
Investing activities not affecting cash are as follows:
  Additions to property and equipment under capital
    leases..................................................     $    56        $    471
Financing activities not affecting cash are as follows:
  Subordinated promissory note payable to Tandy issued in
    connection with the Computer City acquisition...........     $    --        $136,000

8. CREDIT AGREEMENT

    Effective June 30, 1999, the Company entered into a three-year secured revolving credit agreement (the "Credit Agreement") with a consortium of banks and financial institutions that provides for borrowings and letters of credit up to a maximum of $500 million, with letters of credit not to exceed
$100 million. Borrowings under the Credit Agreement are subject to a borrowing base (the "Borrowing Base") that is equal to the sum of (a) 85% of eligible accounts receivable, as defined, and (b) an amount equal to the lowest of
(i) 65% of the lower of cost or market value of eligible inventory, as defined,
(ii) 85% of appraised liquidation value, as defined, of eligible inventory, or
(iii) $400 million, less (c) outstanding letters of credit. The Borrowing Base may also be reduced by certain reserves provided for in the Credit Agreement in the event borrowings and letters of credit under the Credit Agreement exceed 50% of the Borrowing Base without reduction for letters of credit or such reserves. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets, excluding those of CompUSA Net.com and cozone.com. The funds available under the Credit Agreement may be used for any corporate purpose. As of September 25, 1999, the Company had approximately $456.6 million of total availability under the Credit Agreement, against which the Company had $50.0 million of outstanding borrowings and $13.5 million of outstanding letters of credit.

    Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate of 8.25% per annum as of September 25, 1999, or a rate based on the London Interbank Offering Rate (LIBOR) of 5.4% as of September 25, 1999 plus a specified margin, which interest rate was 7.4% as of September 25, 1999. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the lenders' approval.

    The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio in the event the amount available for future borrowings under the Credit Agreement is less than $75 million. The Credit Agreement imposes certain limitations on indebtedness, investments, purchases of Common Stock, prepayment of subordinate debt, mergers and consolidations, acquisitions, liens and capital expenditures, and prohibits the payment of dividends (other than stock dividends). The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the subsidiaries of the Company except CompUSA Net.com and cozone.com.

                                  COMPUSA INC.

                                  (UNAUDITED)

9. SEGMENT REPORTING

    The Company's operations are conducted through four segments: Retail, Direct, CompUSA PC-TM-, and CompUSA Net.com. These segments were determined based on criteria consistent with those used by management of the Company in evaluating its various businesses and allocating resources between businesses. A summary description of the operations conducted by each segment is as follows:

    RETAIL--The Retail segment is comprised of the sales of products and services to retail customers, primarily through the Company's Computer Superstores.

    DIRECT--The Direct segment is comprised of the sales of products and services to corporate, government, and education customers. Beginning in fiscal 2000, the Company began the operation of its direct sales fulfillment and configuration activities pursuant to the plans announced in connection with the Fourth Quarter Initiatives. Prior to fiscal 2000, such sales were fulfilled from either the Company's distribution and configuration facility in the Dallas/Fort Worth area or from the Company's Computer Superstores.

    COMPUSA PC--The CompUSA PC segment is comprised of the Company's assembly operations related to its CompUSA PC brand of desktop and notebook personal computers and servers. The CompUSA PC segment sells build-to-order products directly to consumers and assembles pre-configured products for sale in the Company's Computer Superstores.

    COMPUSA NET.COM--The CompUSA Net.com segment consists of the Internet sales operations conducted by CompUSA Net.com, the Company's Internet-only subsidiary. As a result of the Company's initiatives to make CompUSA Net.com an Internet-only business, the mail order and other non-Internet sales operations previously conducted by CompUSA Net.com were phased out or transferred to the Company beginning in the fourth quarter of fiscal 1999. Effective as of October 1999, the Internet business previously conducted by CompUSA Net.com is being conducted by cozone.com, an indirect subsidiary of the Company.

    The accounting policies for each of the Company's segments are the same as those used by the Company in the preparation of its consolidated financial statements. Intersegment sales and profits are eliminated in the preparation of the Company's consolidated financial statements.

    Net sales for training and technical services aggregated $57.8 million in the first quarter of fiscal 2000, compared with $61.7 million in the first quarter of fiscal 1999. Such sales are included in the sales of the Company's segments shown below.

                                                      FOR THE THIRTEEN WEEKS ENDED
                                         -------------------------------------------------------
                                             SEPTEMBER 25, 1999           SEPTEMBER 26, 1998
                                         --------------------------   --------------------------
                                                        OPERATING                    OPERATING
                                         NET SALES    INCOME (LOSS)   NET SALES    INCOME (LOSS)
                                         ----------   -------------   ----------   -------------
                                                             (IN THOUSANDS)
Retail.................................  $  931,711     $ 58,386      $  858,359     $ 42,708
Direct.................................     411,700       (6,447)        457,475        5,436
CompUSA PC.............................      34,317          319          29,028       (1,545)
CompUSA Net.com........................       7,932       (5,188)         61,315        1,581
                                         ----------     --------      ----------     --------
                                          1,385,660       47,070       1,406,177       48,180
Intersegment sales.....................     (38,414)          --         (30,738)          --
Intersegment operating income..........          --         (646)             --           --
Unallocated:
  General and administrative expenses
    excluding IT Initiatives...........          --      (44,467)             --      (32,591)
  Non-recurring and restructuring
    charges............................          --      (16,671)             --       (2,640)
                                         ----------     --------      ----------     --------
                                         $1,347,246     $(14,714)     $1,375,439     $ 12,949
                                         ==========     ========      ==========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
  RESULTS

    This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's other filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market with its CompUSA PC-TM- brand personal computers in the first quarter of fiscal 1998, the opening of its own build-to-order assembly facility in the second quarter of fiscal 1999, and the addition of notebook computers and servers to the build-to-order product line in the third and fourth quarters of fiscal 1999, respectively, involve significant additional risks, including without limitation failure to achieve customer acceptance of the new products, substantial dependence on third parties for quality and reliability of component parts, and the Company's ability to fulfill customer orders timely. Additionally, the Company's acquisition of Computer City in the first quarter of fiscal 1999 involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to mitigate the financial impact of future lease commitments related to Computer City stores closed, and to retain Computer City's retail and direct customers. The Company's focus on its Internet retailing business through cozone.com involves significant additional risks, including without limitation failure to achieve customer acceptance and potential significant operating and/or capital investments that may be required to be made by the Company. The Fiscal 1999 Initiatives, as defined and discussed below, involve certain risks and uncertainties, including without limitation failure to achieve customer acceptance, substantial dependence on a third party for timely fulfillment of orders received from the Company's direct sales customers, failure to retain established direct sales customers, as well as costs to be incurred in connection with the store closures and the exiting of direct sales, fulfillment, and configuration activities. The Company's information technology initiatives involve additional risks, including deviations in scheduled installation dates, implementation costs, projected savings, and functionality.

    All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

CHANGE IN ACCOUNTING POLICY--EXTENDED SERVICE PLANS

    The Company sells extended service plans on behalf of unrelated third parties ("Non-Obligor Contracts") and, to a lesser extent, sells its own extended service plans ("Obligor Contracts") in those states in which third-party service plan sales are not permitted. In either case, the extended service plans are administered by a third party ("Administrator") and all performance obligations and risk of loss with respect to such contracts are economically transferred to the Administrator and other parties at the time the contracts are sold by the Company.

    Effective as of the beginning of the fiscal 2000, the Company has changed its accounting policy with respect to the recognition of revenues from the sale of Obligor Contracts. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the Administrator at the time of sale), ratably over the terms of the Obligor Contracts sold, generally two to five years. Previously, the Company recognized substantially all revenues, net of direct selling expenses for the sale of Obligor Contracts at the time of sale. Such policy was adopted in fiscal 1996 concurrent with the consummation of an agreement with a new Administrator. The Company has given retroactive effect to this new accounting policy by restatement of the Company's previously published financial statements beginning with fiscal 1996. As a result of the change in accounting policy with respect to Obligor Contracts, net income for the first quarter of fiscal 1999 was reduced by $1.9 million, or $0.02 per share, from the previously published amounts.

    The Company has and will continue to recognize revenues from the sale of Non-Obligor Contracts at the time of sale. However, the Company has also reclassified its previously published financial statements to show the net commission income from the sale of Non-Obligor Contracts (retail price less the lump sum payment due to the Administrator at the time of sale) as a component of net sales. Previously, the Company reflected the full retail price of the Non-Obligor Contracts as a component of net sales and the amount paid to the Administrator as a component of cost of sales and occupancy costs.

COMPUSA NET.COM

    In March 1999, the Company completed the formation of its wholly-owned subsidiary, CompUSA Net.com Inc. ("CompUSA Net.com") by contributing to it the net assets of CompUSA Direct, the Company's former mail order, fulfillment, and Internet sales division. In the fourth quarter of fiscal 1999, CompUSA Net.com began phasing out or transferring to the Company its previous mail order, fulfillment, and other non-Internet operations.

    In October 1999, the Company transferred CompUSA Net.com's Internet business to cozone.com l.l.c., an indirect subsidiary of the Company. Another indirect subsidiary, cozone.com inc., is the sole manager of cozone.com l.l.c. These two subsidiaries are collectively referred to in this report as "cozone.com." cozone.com offers a wide range of products for use in the home, home office, and small office, and on the road, and specializes in customer service and industry-leading Internet technology.

GENERAL

    All references herein to "fiscal 2000" relate to the fifty-two weeks ending June 24, 2000, and references to "fiscal 1999" relate to the fifty-two weeks ended June 26, 1999. In addition, all references herein to "first quarter of fiscal 2000" relate to the thirteen weeks ended September 25, 1999, and all references to "first quarter of fiscal 1999" relate to the thirteen weeks ended September 26, 1998.

    The following table sets forth certain items expressed as a percentage of net sales for the periods indicated:

                                                         THIRTEEN WEEKS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 25,   SEPTEMBER 26,
                                                        1999(1)          1998
                                                     -------------   -------------
Net sales..........................................      100.0%          100.0%
Cost of sales and occupancy costs..................       84.9            86.0
                                                         -----           -----
Gross profit.......................................       15.1            14.0
Operating expenses.................................       12.8            10.6
Pre-opening expenses...............................        0.1             0.1
General and administrative expenses................        3.5             2.4
Restructuring charges..............................       (0.2)             --
                                                         -----           -----
Operating income (loss)............................       (1.1)            0.9
Interest expense and other income, net.............        0.4             0.2
                                                         -----           -----
Income (loss) before income taxes..................       (1.5)            0.7
Income tax expense (benefit).......................       (0.5)            0.2
                                                         -----           -----
Net income (loss)..................................       (1.0)%           0.5%
                                                         =====           =====

------------------------

(1) For a discussion of the Company's non-recurring and restructuring charges, see Note 3 of Notes to Consolidated Financial Statements.

    The following table sets forth certain operating data for the Company:

                                                         THIRTEEN WEEKS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 25,   SEPTEMBER 26,
                                                         1999            1998
                                                     -------------   -------------
Stores open at end of period.......................        213             203
Acquired Computer City stores(1)...................         --              37
Stores opened during the period....................          6               4
Stores closed during the period(1).................          4              --
Stores relocated during the period.................          1               2
Average net sales per gross square foot(2), (3)....     $  235          $  278
Average net sales per Computer Superstore (in
  thousands)(2)....................................     $6,368          $7,484
Comparable store sales decrease(4).................      (0.03)%         (1.62)%

------------------------

(1) As of August 31, 1998, the Company acquired 37 Computer City stores that the Company operated as CompUSA Computer Superstores through the end of fiscal 1999. Of the 37 former Computer City stores that the Company operated as CompUSA Computer Superstores in fiscal 1999, the Company closed four such former Computer City stores in the first quarter of fiscal 2000 in connection with the Company's Fourth Quarter Initiatives.

(2) Net sales are comprised of retail sales generated from the Company's Computer Superstores, direct sales to corporate, government, and education customers, and sales of CompUSA PC Inc., but exclude sales of CompUSA Net.com (now cozone.com).

(3) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, weighted by the number of months open during the period.

(4) Comparable store sales are net retail sales for the Computer Superstores open the same number of months in both the indicated and previous periods, including stores that were relocated or expanded during either period. Beginning with the first quarter of fiscal 2000, the calculation of the change in comparable store sales has been changed to include only the net retail sales of products and services through the Company's Computer Superstores. As a result of the centralization of the Company's direct sales organization and the outsourcing of its direct sales fulfillment and configuration operations, direct sales to corporate, government, and education customers are no longer included in the comparable store sales calculation. The calculation of the change in comparable store sales for the first quarter of fiscal 1999 has been restated to include only the net retail sales of products and services generated from the Company's Computer Superstores. In addition, the calculation of the change in comparable store sales for the first quarter of fiscal 2000 includes the September 1999 retail sales of the 33 former Computer City stores acquired by the Company as of August 31, 1998, that the Company is continuing to operate. The sales of the former Computer City stores that the Company is continuing to operate are not included in the calculation of the change in comparable store sales for the first quarter of fiscal 1999.

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

FIRST QUARTER ENDED SEPTEMBER 25, 1999, COMPARED WITH THE FIRST QUARTER ENDED
  SEPTEMBER 26, 1998

    In fiscal 1999, the Company implemented various programs and initiatives (collectively, the "Fiscal 1999 Initiatives") that included (1) initiatives announced in the fourth quarter of fiscal 1999 as a result of the Company's extensive evaluation of its core businesses (the "Fourth Quarter Initiatives"),
(2) the formation of CompUSA Net.com and its transition to an Internet-only business (the "CompUSA Net.com Realignment"), which business was transferred to cozone.com in October 1999, and (3) information technology initiatives (the "IT Initiatives"). Non-recurring and restructuring charges incurred in connection with these initiatives aggregated approximately $84.0 million in fiscal 1999 and approximately $16.7 million in the first quarter of fiscal 2000.

    The following table summarizes the financial statement classification of the non-recurring and restructuring charges incurred:

                                                        FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999
                                                     ------------------------------------------------------
                                                       FOURTH        COMPUSA
                                                       QUARTER       NET.COM
                                                     INITIATIVES   REALIGNMENT   IT INITIATIVES     TOTAL
                                                     -----------   -----------   --------------   ---------
                                                                         (IN THOUSANDS)
Cost of sales and occupancy costs..................    $ 1,853       $1,530          $   --        $ 3,383
Operating expenses.................................     13,182           --              --         13,182
General and administrative expenses................         --           --           2,282          2,282
Restructuring charges..............................     (2,176)          --              --         (2,176)
                                                       -------       ------          ------        -------
                                                       $12,859       $1,530          $2,282        $16,671
                                                       =======       ======          ======        =======

    The following table summarizes the nature of the non-recurring and restructuring charges incurred:

                                                        FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 25, 1999
                                                     ------------------------------------------------------
                                                       FOURTH        COMPUSA
                                                       QUARTER       NET.COM
                                                     INITIATIVES   REALIGNMENT   IT INITIATIVES     TOTAL
                                                     -----------   -----------   --------------   ---------
                                                                         (IN THOUSANDS)
Non-cash charges for asset write-downs, primarily
  inventory and estimated losses related to the
  change in the extended service plan provider.....    $ 6,000       $1,530          $   --        $ 7,530
Write-down of fixed assets with no future
  utility..........................................      3,722           --              --          3,722
Personnel costs and professional fees..............         --           --           2,282          2,282
Transition expenses related to the implementation
  of the Fourth Quarter Initiatives................      5,313           --              --          5,313
                                                       -------       ------          ------        -------
                                                        15,035        1,530           2,282         18,847
Amounts included in restructuring charges:
  Adjustments to previously recorded restructuring
    charges:
    Exit costs related to the write-down of fixed
      assets and the accrual of future rental
      obligations of the Company's fulfillment and
      configuration facility.......................     (5,011)          --              --         (5,011)
    Reserves for future rental obligations for
      closed stores and related lease carrying
      costs and other closing costs................        183           --              --            183
  Severance and other personnel costs..............      2,652           --              --          2,652
                                                       -------       ------          ------        -------
                                                        (2,176)          --              --         (2,176)
                                                       -------       ------          ------        -------
                                                       $12,859       $1,530          $2,282        $16,671
                                                       =======       ======          ======        =======

    FOURTH QUARTER INITIATIVES--The Fourth Quarter Initiatives were announced by the Company on June 24, 1999, as a result of the Company's extensive evaluation of its core businesses. The Fourth Quarter Initiatives were designed to increase gross margins, reduce operating costs, improve customer service, and position the Company to take advantage of additional strategic opportunities. The Company recorded charges related to the Fourth Quarter Initiatives of approximately $67.5 million in the fourth quarter of fiscal 1999 and $12.9 million in the first quarter of fiscal 2000. The Company anticipates incurring approximately $3 to $6 million of transition costs in the second quarter of fiscal 2000 related to the implementation of the Fourth Quarter Initiatives, primarily severance and hiring and training of personnel. When fully implemented, the Company believes the Fourth Quarter Initiatives will result in increased productivity and operating efficiencies that should result in annualized cost savings of up to $100 million.

    Charges recorded in connection with the Fourth Quarter Initiatives were related to (1) the streamlining of the Company's training business, (2) the reorganization of the Company's technical services business, (3) the redesign of the Company's direct sales fulfillment and configuration activities for corporate, government, and education customers, (4) the evaluation of the profitability of the Company's stores, and (5) the change in the third-party provider of the extended service plans sold by the Company after June 1999.

    STREAMLINING OF TRAINING BUSINESS--In connection with the redesign of the Company's training business, the Company implemented a vertical, market-based organizational structure in the fourth quarter of fiscal 1999. Previously, each store operated as an independent training organization with a local focus.

    Costs incurred in connection with the streamlining of the training business are as follows:

                                                           THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         SEPTEMBER 25,   JUNE 26,
                                                             1999          1999
                                                         -------------   --------
                                                              (IN THOUSANDS)
Termination of approximately 160 employees and other
  personnel costs......................................      $ 33          $640
Transition expenses related to the implementation of a
  new structure, primarily advertising and marketing...       174            --
                                                             ----          ----
                                                             $207          $640
                                                             ====          ====

    REORGANIZATION OF TECHNICAL SERVICES BUSINESS--As a result of the evaluation of its technical services business, the Company implemented a strategy to focus on high-volume technical service opportunities, including "break-fix" and on-site warranty and technical services. In addition, the Company outsourced networking and systems configuration services to third-party providers.

    Costs incurred in connection with the reorganization of the technical services business are as follows:

                                                           THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         SEPTEMBER 25,   JUNE 26,
                                                             1999          1999
                                                         -------------   --------
                                                              (IN THOUSANDS)
Termination of approximately 150 employees and other
  personnel costs......................................       $ 9          $643
Transition expenses related to the implementation of a
  new structure, primarily advertising and marketing...        20            --
                                                              ---          ----
                                                              $29          $643
                                                              ===          ====

    REDESIGN OF DIRECT SALES FULFILLMENT AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its direct sales fulfillment and configuration activities for corporate, government, and education customers by (1) outsourcing the direct sales fulfillment and configuration operations and (2) consolidating the Company's direct sales organization to a regional sales force and central sales support.

    Costs incurred in connection with the redesign of direct sales fulfillment and configuration activities are as follows:

                                                          THIRTEEN WEEKS ENDED
                                                        ------------------------
                                                        SEPTEMBER 25,   JUNE 26,
                                                            1999          1999
                                                        -------------   --------
                                                             (IN THOUSANDS)
Outsourcing of direct sales fulfillment and
  configuration operations:
  Costs of liquidating commercial inventories.........     $1,500       $37,000
  Termination of approximately 225 employees and other
    personnel costs...................................         52           385
  Exit costs related to the write-down of fixed assets
    and accrual of future rental obligations of the
    Company's fulfillment and configuration
    facility..........................................     (5,011)       13,813
  Write-down of fixed assets with no future utility...      3,722            --
  Other...............................................         64            --

Consolidation of the Company's direct sales
  organization:
  Write-down of fixed assets..........................         --         1,623
  Termination of approximately 1,370 employees and
    other personnel costs.............................      2,363            --
  Transition expenses related to the start-up of the
    Company's new centralized sales and support
    facility, primarily personnel and facility
    costs.............................................      4,307            --
                                                           ------       -------
                                                           $6,997       $52,821
                                                           ======       =======

    In connection with the outsourcing of the fulfillment of purchase orders from corporate, government, and education customers, the Company has implemented a plan to liquidate the related commercial inventories in its fulfillment and configuration facility and its retail stores. As a result, the Company wrote down the carrying values of such inventories by approximately $37.0 million in the fourth quarter of fiscal 1999 to management's estimates of the net realizable value of such inventories to be generated from vendor returns, liquidation through third parties, and promotional activities in the Company's stores. Based upon the costs of liquidating certain of such inventories in the first quarter of fiscal 2000 and its estimates of the costs to liquidate the remaining inventories, the Company increased its previous estimate of the write-down of its commercial inventories by $1.5 million in the first quarter of fiscal 2000.

    In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, purchase orders from corporate, government, and education customers began to be fulfilled by Ingram Micro Inc. ("Ingram Micro"). Based upon its outsourcing of its direct sales fulfillment and configuration operations to Ingram Micro, the Company believed it would abandon its centralized fulfillment and configuration facility. Accordingly, the Company recorded a charge in the fourth quarter of fiscal 1999 of approximately
$11.6 million to write down the carrying value of those fixed assets it believed would be abandoned and had no future utility to the Company and a charge of approximately $2.2 million for the estimated remaining lease rental obligations and other carrying costs, net of subrental income, associated with that facility prior to the expiration of the lease term in 2008. In the first quarter of fiscal 2000, the Company determined that it would be able to redeploy certain portions of the centralized fulfillment and configuration facility in its ongoing operating activities, primarily the Company's call center operations. As a result, the Company reversed the previously recorded charge of $2.2 million for estimated remaining net lease rental obligations and reduced the previously recorded estimate of the exit costs related to the fixed assets to be abandoned by $2.8 million. The Company plans to redeploy certain of the assets located in the former centralized fulfillment and configuration facility for its ongoing operating activities. The Company recorded a $3.7 million write-down of the assets in the facility that had no future utility for the Company's ongoing activities.

    In August 1999, the Company organized a regional sales force and central sales support function and opened a new 80,000 square-foot call center in the Dallas/Forth Worth area to accommodate this function. Previously, each store maintained a separate direct sales force. As a result of the consolidation of the direct sales organization and the outsourcing of its direct sales fulfillment and configuration operations, the Company terminated approximately 1,595 employees in August 1999 who were previously responsible for the direct sales activities conducted through the Company's stores and the Company's centralized fulfillment and configuration facility. Costs incurred in connection with these termination actions and other personnel costs related to the redesign of the Company's direct sales fulfillment and configuration activities to its corporate, government, and education customers aggregated approximately $385,000 in the fourth quarter of fiscal 1999 and approximately $2.4 million in the first quarter of fiscal 2000. The Company anticipates incurring an additional $3 to $6 million in costs in the second quarter of fiscal 2000 related to such initiatives.

    In connection with the implementation of its plan to redesign its direct sales fulfillment and configuration activities to corporate, government, and education customers, the Company incurred costs of approximately $4.3 million in the first quarter of fiscal 2000, primarily related to start-up personnel, training, and facilities costs related to the Company's new centralized direct sales and support facility located in the Dallas/Fort Worth area.

    EVALUATION OF THE COMPANY'S STORES--In connection with the Fourth Quarter Initiatives, the Company analyzed each of its retail stores in terms of profitability and growth potential and closed four stores in July 1999.

    Costs incurred in connection with the evaluation of the Company's stores are as follows:

                                                           THIRTEEN WEEKS ENDED
                                                         ------------------------
                                                         SEPTEMBER 25,   JUNE 26,
                                                             1999          1999
                                                         -------------   --------
                                                              (IN THOUSANDS)
Costs related to store closings:
  Write-down of fixed assets and inventories and other
    closing costs......................................      $523         $2,615
  Termination of approximately 145 employees...........       195             --
Impairment charge for on-going stores..................        --          6,512
                                                             ----         ------
                                                             $718         $9,127
                                                             ====         ======

    The Company will continue to analyze its retail stores in terms of profitability and growth potential and anticipates the possible closure of an additional five to ten underperforming stores.

    CHANGE IN EXTENDED SERVICE PLAN PROVIDER--In June 1999, in response to a proposed premium rate increase related to the then-current extended service plan program (the "Prior ESP Program"), the Company terminated the Prior ESP Program. In July 1999, the Company implemented a new extended service plan program utilizing new administration and insurance companies. As a result of the foregoing, the Company provided for estimated losses of $2.0 million in the fourth quarter of fiscal 1999 and $4.2 million in the first quarter of fiscal 2000 associated with certain unresolved issues with the administrator of the Prior ESP Program, primarily related to repair services provided by the Company to the administrator of the Prior ESP Program.

    The administration of the extended service plans sold pursuant to the Prior ESP Program is the responsibility of the administrator of the Prior ESP Program and/or the insurance companies that insured the administration obligations of the Prior ESP Program. In July 1999, the Company elected, for business and customer relations reasons, to provide supplemental administrative services to purchasers of extended service plans sold pursuant to the Prior ESP Program who experienced difficulty in obtaining services from the administrator of the Prior ESP Program. In the first quarter of fiscal 2000, the Company incurred and expensed costs of approximately $748,000 in connection with providing these supplemental administrative services. However, the Company is currently seeking reimbursement from the insurance companies of the costs incurred by the Company in fiscal 2000 in providing these supplemental services. The Company believes it is entitled to full reimbursement of such costs and, during the second quarter of fiscal 2000, the Company expects to consummate an arrangement with the insurance companies for the reimbursement of such costs. In addition, the Company expects, during the second quarter of fiscal 2000, to reach an agreement with the insurance companies regarding the future administration of the Prior ESP Program. Depending upon the outcome of these negotiations, the Company may (1) record a charge for the estimated additional costs related to the supplemental and future administration of the Prior ESP Program, to the extent such costs are not reimbursed by the insurance companies or (2) reverse previously recorded expenses related to supplemental administrative services in the event such expenses are subsequently reimbursed.

    COMPUSA NET.COM REALIGNMENT--In March 1999, the Company completed the formation of CompUSA Net.com by contributing to it the net assets of the Company's CompUSA Direct division. Prior to the formation of CompUSA Net.com, the Company conducted its mail order, fulfillment, and retail Internet sales operations through CompUSA Direct. Concurrent with the formation of CompUSA Net.com, the Company announced plans to change the operations of CompUSA Net.com to an Internet-only business. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company. In October 1999, the Company transferred CompUSA Net.com's Internet business to cozone.com.

    The Company incurred costs of approximately $1.5 million in the first quarter of fiscal 2000 related to the implementation of its Internet-only strategy, primarily the write-down of inventories not consistent with the Internet-only strategy to their estimated net realizable value upon liquidation with a third party. The Company anticipates pre-tax operating losses at cozone.com in the second quarter of fiscal 2000 of approximately $19 to $23 million. The Company plans to explore strategic partnerships and/or access the capital markets in the second half of fiscal 2000 to fund the growth of cozone.com.

    IT INITIATIVES--In the fourth quarter of fiscal 1998, the Company committed to a new IT strategy. Pursuant to this strategy, the Company outsourced substantially all of its IT processes to a third-party service provider. In addition, the Company selected an Enterprise Resource Management ("ERM") system in fiscal 1999 to replace a substantial portion of the Company's existing IT systems. The Company implemented the first phases of the ERM system in July and August 1999 and expects to complete the final implementation of the ERM system in fiscal 2000. In the first quarter of fiscal 2000, the Company incurred non-recurring charges of approximately $2.3 million related to the outsourcing of its IT operations and training and other non-capitalizable costs incurred in connection with the implementation of the ERM system.

    In connection with its IT Initiatives, the Company expects to incur additional costs of approximately $3 to $4 million in each fiscal quarter for the remainder of fiscal 2000. The Company anticipates the completion of the IT Initiatives in the fourth quarter of fiscal 2000.

    NET SALES--Net sales for the first quarter of fiscal 2000 decreased approximately 2.0% to $1.35 billion from $1.38 billion for the first quarter of fiscal 1999. The decrease in net sales was primarily due to a decline in direct sales to corporate, government, and education customers to $410 million in the first quarter of fiscal 2000 from $509 million in the first quarter of fiscal 1999. The decline in direct sales was primarily attributable to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's corporate, government, and education customers that did not meet certain profitability objectives and to consolidate the direct sales organization to a central sales and support force located in the Dallas/Fort Worth area. The Company anticipates that direct sales in the second quarter of fiscal 2000 will decline approximately $300 million from the second quarter of fiscal 1999. The decrease in direct sales was partially offset by the sales of the former Computer City stores that were included in the three months ended September 25, 1999, compared with operations from September 1, 1998 through September 26, 1998 included in the first quarter of fiscal 1999.

    Despite an increase in the number of personal computer systems sold in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999, sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold. Average net sales per square foot decreased approximately 15% and average net sales per store decreased approximately 15% from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. The Company believes the declines in average net sales per square foot and average net sales per store were primarily due to (1) the decline in direct sales, (2) lower average net sales of the former Computer City stores, and (3) declines in average selling prices for certain of the Company's products, including desktop computers and monitors. The decline in direct sales is primarily attributable to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's corporate, government, and education customers that did not meet certain profitability objectives and to consolidate the direct sales organization. The former Computer City stores generally have lower average net sales compared with other CompUSA Computer Superstores. In addition, the decline in average net sales per square foot and average net sales per store were impacted by the lower average net sales of the former Computer City stores, which are included in operations for three months in the first quarter of fiscal 2000 compared with one month in the first quarter of fiscal 1999. Average selling prices for desktop computers and monitors declined approximately 18% from $1,588 in the first quarter of fiscal 1999 to $1,305 in the first quarter of fiscal 2000. This decrease was partially offset by an increase in the average selling prices for notebook computers of approximately 4% from $1,854 in the first quarter of fiscal 1999 to $1,922 in the first quarter of fiscal 2000.

    Comparable store sales for the Company's stores decreased approximately 0.03% from the first quarter of fiscal 1999. The Company believes the change in comparable store sales was negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold.

    GROSS PROFIT--Gross profit was $203.4 million, or 15.1% of net sales, in the first quarter of fiscal 2000 compared with $192.6 million, or 14.0% of net sales, in the first quarter of fiscal 1999. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $3.4 million, gross profit was $206.8 million, or 15.3% of net sales, in the first quarter of fiscal 2000. The increase in gross profit as a percentage of net sales to 15.3% in the first quarter of fiscal 2000 from 14.0% in the first quarter of fiscal 1999 was primarily due to a decrease in product costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

    The increase in gross profit from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 was primarily due to an increase in the gross profit of retail products as well as an increase in the percentage of retail sales as a percentage of total sales. Retail margins generally are higher than direct sales margins. In addition, the Company believes gross profit increased due to improved pricing strategies in coordination with a change in promotional strategies implemented in connection with the Fourth Quarter Initiatives, as well as an increase in the average number of sales associates employed by the Company's Computer Superstores.

    Occupancy costs increased by approximately 0.55% as a percentage of net sales in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the first quarter of fiscal 2000 primarily as a result of lower average net sales per store compared with the first quarter of fiscal 1999.

    In connection with the Fourth Quarter Initiatives, the Company incurred costs in the first quarter of fiscal 2000 of approximately $1.9 million, or 0.14% of net sales, related to the liquidation of commercial inventories held by the Company's centralized fulfillment and configuration facility and the Company's stores as well as the liquidation of inventories held by the four Computer Superstores closed in July 1999.

    In addition, the Company incurred costs of approximately $1.5 million, or 0.11% of net sales, in the first quarter of fiscal 2000 in connection with the CompUSA Net.com Realignment, primarily related to the liquidation of inventories not consistent with the Internet-only operations to be conducted by cozone.com as successor to CompUSA Net.com.

    OPERATING EXPENSES--Operating expenses were $171.9 million, or 12.8% of net sales, in the first quarter of fiscal 2000 compared with $145.7 million, or 10.6% of net sales, in the first quarter of fiscal 1999. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately
$13.2 million, operating expenses were $158.7 million, or 11.8% of net sales, in the first quarter of fiscal 2000. The increase in operating expenses as a percentage of net sales to 11.8% in the first quarter of fiscal 2000 from 10.6% in the first quarter of fiscal 1999 was due to increases in personnel and facility expenses as percentages of net sales, partially offset by a decrease in advertising expense as a percentage of net sales. In addition, the Company recorded a charge of approximately $2.4 million, or 0.18% of net sales, in the first quarter of fiscal 1999 for the anticipated closure of certain CompUSA Computer Superstores in markets where a former Computer City store remained open in close proximity to a CompUSA Computer Superstore.

    Excluding personnel costs of approximately $2.3 million incurred in the first quarter of fiscal 2000 in connection with the Fourth Quarter Initiatives, personnel expenses in the first quarter of fiscal 2000 increased 1.44% as a percentage of net sales. Personnel costs increased as a percentage of net sales primarily as a result of lower average net sales per store. In addition, personnel expenses increased due to the Company's increase in the average number of sales associates employed by the Company's Computer Superstores.

    Facility expenses increased by approximately 0.25% as a percentage of net sales compared with the first quarter of fiscal 1999. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first quarter of fiscal 2000 primarily as a result of lower average net sales per store.

    The above increases were partially offset by lower advertising expenses as a percentage of net sales. Excluding expenses in the first quarter of fiscal 2000 of approximately $135,000 related to the Fourth Quarter Initiatives, net advertising expense decreased by approximately 0.38% as a percentage of net sales in the first quarter of fiscal 2000 due to advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores. This decrease in net advertising expense as a percentage of net sales was partially offset by an increase in advertising expenses of approximately $2.3 million related to cozone.com advertising and marketing strategies.

    In connection with the Fourth Quarter Initiatives, the Company incurred non-recurring charges of approximately $13.2 million, or 0.98% of net sales, in the first quarter of fiscal 2000. The primary components of such charges were
(1) the $3.7 million impairment charge related to the write-down of fixed assets in the Company's former centralized fulfillment and configuration facility,
(2) personnel, training, and facilities costs of approximately $4.3 million related to the consolidation of the Company's direct sales organization, and (3) costs aggregating approximately $5.0 million related to the change in the provider of the Company's extended service plans.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. In the first quarter of fiscal 2000, the Company incurred $1.7 million in pre-opening expenses in connection with the opening of six Computer Superstores and the relocation of one Computer Superstore, compared with $1.4 million in pre-opening expenses in the first quarter of fiscal 1999 incurred in connection with the opening of four Computer Superstores and the relocation of two Computer Superstores.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $46.7 million, or 3.5% of net sales, in the first quarter of fiscal 2000 compared with $32.6 million, or 2.4% of net sales, in the first quarter of fiscal 1999. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $2.3 million, general and administrative expenses were $44.5 million, or 3.3% of net sales, in the first quarter of fiscal 2000. The increase in general and administrative expenses as a percentage of net sales to 3.3% in the first quarter of fiscal 2000 from 2.4% in the first quarter of fiscal 1999 was primarily due to increased personnel, facility, and depreciation and amortization expenses as percentages of net sales.

    Excluding personnel costs of approximately $382,000 incurred in the first quarter of fiscal 2000 in connection with the IT Initiatives, personnel expenses increased as a percentage of net sales in the first quarter of fiscal 2000 by approximately 0.26%. This increase in personnel expenses as a percentage of net sales is primarily attributable to lower average net sales per store in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. In addition, personnel expenses increased due to increased incentive compensation expense.

    Facility expenses increased by approximately 0.07% of net sales in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999 primarily as a result of lower average net sales per store.

    Excluding professional fees of approximately $1.9 million incurred in the first quarter of fiscal 2000 in connection with the IT initiatives, professional fees increased by approximately 0.31% of net sales in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999. The increase in professional fees was primarily related to the cozone.com web site and consulting fees of approximately $2.6 million for the cozone.com marketing campaign.

    The Company recorded approximately $1.3 million, or 0.10% of net sales, of amortization expense related to the goodwill associated with the acquisition of Computer City in the first quarter of fiscal 2000 compared with approximately $300,000, or 0.02% of net sales, recorded in the first quarter of fiscal 1999. In addition, depreciation expense increased approximately 0.08% as a percentage of net sales in the first quarter of fiscal 2000 due to the expansion of the Company's corporate facilities and the initial implementation and installation of the Company's ERM system.

    In the first quarter of fiscal 2000, the Company incurred expenses of approximately $2.3 million, or 0.17% of net sales, related to the IT Initiatives. Such costs were primarily due to the outsourcing of the Company's IT development and training and other non-capitalizable costs incurred in connection with the initial implementation and installation of its ERM System.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, was $5.9 million, or 0.4% of net sales, in the first quarter of fiscal 2000 compared with $2.8 million, or 0.2% of net sales, in the first quarter of fiscal 1999. The increase in interest expense and other income was primarily due to interest expense on the $136 million subordinated promissory note payable to Tandy Corporation related to the acquisition of Computer City. In addition, the Company incurred interest expense in the first quarter of fiscal 2000 in connection with the $50.0 million of borrowings outstanding under the Credit Agreement as of September 25, 1999. These increases were partially offset by the decrease in interest expense related to the Senior Subordinated Notes due to the payment of the Senior Subordinated Notes on August 3, 1999. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's effective tax rate was 37.5% for the first quarter of fiscal 2000 and 38.3% for the first quarter of fiscal 1999.

    NET LOSS--As a result of the above, the net loss for the first quarter of fiscal 2000 was $12.9 million, or $.14 per diluted share, compared with net income of $6.2 million, or $.07 per diluted share, for the first quarter of fiscal 1999.

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

    Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings and store closings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters.

LIQUIDITY AND CAPITAL RESOURCES

    At September 25, 1999, total assets were $1.40 billion, $996.5 million of which were current assets, including $128.3 million of cash and cash equivalents. Net cash provided by operating activities for the first quarter of fiscal 2000 was $64.7 million, compared with $84.6 million for the first quarter of fiscal 1999.

    Approximately three-fourths of the Company's net sales during the first quarter of both fiscal 2000 and fiscal 1999 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

    Merchandise inventories increased to $675.5 million at September 25, 1999, from $667.5 million at June 26, 1999. The increase in merchandise inventories is primarily attributable to inventories at the six Computer Superstores opened in the first quarter of fiscal 2000 as well as inventories received in anticipation of seasonal promotional sales to be held in the second quarter of fiscal 2000. At September 25, 1999, inventory per store was $3.1 million compared with $3.7 million at September 26, 1998. The decrease in inventory per store from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 was primarily due to the liquidation of commercial inventories in the first quarter of fiscal 2000 in connection with the Company's outsourcing of the fulfillment of purchase orders from corporate, government, and education customers and the related reduction of commercial inventories held by the Company's fulfillment and configuration facility.

    Capital expenditures during the first quarter of fiscal 2000 were $44.1 million, compared with $12.7 million of capital expenditures during the first quarter of fiscal 1999. The following table sets forth the capital expenditures for the first quarter of fiscal 2000 and the first quarter of fiscal 1999.

                                                          THIRTEEN WEEKS ENDED
                                                     -------------------------------
                                                     SEPTEMBER 25,    SEPTEMBER 26,
                                                          1999             1998
                                                     --------------   --------------
New stores.........................................      $ 3,200          $ 2,159
Existing stores....................................        4,911            5,688
Computer City store conversions....................           --            1,414
Direct sales call center...........................        4,055               --
Information technology.............................       25,700               --
Corporate and other................................        6,185            3,452
                                                         -------          -------
                                                         $44,051          $12,713
                                                         =======          =======

    The Company plans to open approximately 10 Computer Superstores in fiscal 2000, of which six were opened in the first quarter of fiscal 2000. The Company currently anticipates capital expenditures of approximately $125 million in fiscal 2000, including capital expenditures of approximately $76 million related to the Company's IT Initiatives. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

    Effective June 30, 1999, the Company entered into a three-year secured revolving credit agreement (the "Credit Agreement") with a consortium of banks and financial institutions that provides for borrowings and letters of credit up to a maximum of $500 million, with letters of credit not to exceed
$100 million. Borrowings under the Credit Agreement are subject to a borrowing base (the "Borrowing Base") that is equal to the sum of (a) 85% of eligible accounts receivable, as defined, and (b) an amount equal to the lowest of
(i) 65% of the lower of cost or market value of eligible inventory, as defined,
(ii) 85% of appraised liquidation value, as defined, of eligible inventory, or
(iii) $400 million, less (c) outstanding letters of credit. The Borrowing Base may also be reduced by certain reserves provided for in the Credit Agreement in the event borrowings and letters of credit under the Credit Agreement exceed 50% of the Borrowing Base without reduction for letters of credit or such reserves. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets, excluding those of CompUSA Net.com and cozone.com. The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio in the event the amount available for future borrowings under the Credit Agreement is less than $75 million. As of September 25, 1999, the Company had approximately $456.6 million of total availability under the Credit Agreement, against which the Company had $50.0 million of outstanding borrowings and $13.5 million of outstanding letters of credit.

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

    The Company currently plans to explore strategic partnerships and/or access the capital markets in the second half of fiscal 2000 to fund the growth of cozone.com. There can be no assurance that such strategic partnerships can be effected and/or such funding can be accomplished through the capital markets on terms acceptable to the Company.

    The Company believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 2000 and to make all required payments of interest on the Seller Note and outstanding borrowings under the Credit Agreement. The level of future expansion will be contingent upon the availability of additional capital.

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

    The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that it believes are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation, and testing efforts related to its IT systems, which began in October 1996, will be completed by November 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of November 3, 1999, it had completed approximately 98% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 2% of the initiatives are in process and expected to be completed by November 30, 1999. As non-IT system issues are identified and assessed, remediation and testing of the non-IT system issues will be ongoing through December 31, 1999.

                                                                            PERCENT
YEAR 2000 INITIATIVE                                          TIME FRAME    COMPLETE
--------------------                                          -----------   --------
Initial IT systems identification and assessment............  10/96-3/97      100%
Remediation and testing regarding central system issues.....   5/97-4/98      100%
Remediation and testing regarding departmental system
  issues....................................................  3/98-11/99       95%
Remediation and testing regarding store and distribution
  system issues.............................................  8/98-10/99      100%
Upgrades to telephone/PBX and other systems.................   3/98-3/99      100%
Electronic data interchange trading partner conversions.....  3/98-11/99       98%
Identification, assessment, remediation, and testing
  regarding desktop and individual system issues............  2/98-10/99      100%
Identification and assessment regarding non-IT system
  issues....................................................  4/98-12/99       99%
Remediation and testing regarding non-IT system issues......  2/99-12/99       98%
Integrated company-wide testing.............................  9/99-12/99       90%

    The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of September 25, 1999, the Company had received responses from approximately 81% of such third parties, and 56% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis.

    The Company believes that the cost of its Year 2000 identification, assessment, remediation, and testing efforts, as well as currently anticipated costs to be incurred by the Company with respect to Year 2000 issues of third parties, will not exceed $5.0 million, which expenditures will be funded from operating cash flows. Such amount represents approximately 3% of the Company's total actual and anticipated IT expenditures for fiscal 1997 through fiscal 1999. As of November 3, 1999, the Company had incurred costs of approximately $4.5 million related to its Year 2000 identification, assessment, remediation, and testing efforts. All of the $4.5 million relates to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation, and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

    The costs of the Company's Year 2000 identification, assessment, remediation, and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate, and test all relevant computer codes and imbedded technology, and similar uncertainties including the variability of definitions of "compliance with Year 2000" and the myriad of different products and services, and combinations thereof, sold by the Company. In addition, some government and large corporate customers have required the Company to represent and warrant to them that all of the products the Company sells to them are Year 2000 compliant. The Company is a defendant in one lawsuit involving Year 2000 issues, and these factors may lead to additional claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Company's Credit Agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the London Interbank Offering Rate. At September 25, 1999, the Company had approximately $456.6 million of total availability under the Credit Agreement, against which the Company had $50.0 million of outstanding borrowings and $13.5 million of outstanding letters of credit. The Senior Subordinated Notes, which required the Company to make semi-annual interest payments at a fixed interest rate of 9 1/2% per annum, were paid in full on August 3, 1999. In addition, the Seller Note requires the Company to make semi-annual installment payments with a fixed interest rate of 9.48% per annum. The Company believes, because of the retirement of the Senior Subordinated Notes, the fixed nature of the interest charges of the Seller Note, and current variable-rate indebtedness of $50.0 million, that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

    Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 6 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

                 3.1            Restated and Amended Certificate of Incorporation.(1)
                 3.2            Restated and Amended Bylaws.(2)
                10.1            CompUSA Inc. 1999 Change in Control Termination Plan.(3)
                10.2            Amended and Restated CompUSA Inc. Long-Term Incentive
                                  Plan.(3)
                10.3            CompUSA Inc. cozone.com Stock Option Plan.(3)
                10.4            cozone.com inc. Long-Term Incentive Plan and related form of
                                  cozone.com inc. Nonstatutory Stock Option Agreement.(3)
                10.5            Secured Wholesale Finance Agreement dated as of November 3,
                                  1999 between CompUSA Stores L.P. and FINOVA Capital
                                  Corporation and related Corporate Guaranty of CompUSA
                                  Inc.(3)
                21              Subsidiaries. (3)
                27              Financial Data Schedule.(4)

                                Exhibits 10.1 through 10.4 constitute management
                                  compensatory plans or contracts.

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

                                                       COMPUSA INC.

Date: November 15, 1999                                By:             /s/ JAMES E. SKINNER
                                                            -----------------------------------------
                                                                         James E. Skinner
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND TREASURER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)