Form 10-K/A
period 1999-06-26
COMPUSA INC
filed 1999-11-24
CIK 880323

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                  FORM 10-K/A

                              (AMENDMENT NUMBER 1)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of these shares on the New York Stock Exchange on September 10, 1999 was $414,683,999. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are the affiliates of the registrant.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I

  Item 1.               Business....................................................      1
  Item 2.               Properties..................................................      8
  Item 3.               Legal Proceedings...........................................      8
  Item 4.               Submission of Matters to a Vote of Security Holders.........      9

PART II

  Item 5.               Market for the Company's Common Equity and Related
                          Stockholder Matters.......................................     10
  Item 6.               Selected Financial Data.....................................     11
  Item 7.               Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     13
  Item 7A.              Quantitative and Qualitative Disclosure About Market Risk...     30
  Item 8.               Financial Statements and Supplementary Data.................     30
  Item 9.               Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     30

PART III

  Item 10.              Directors and Executive Officers of the Company.............     31
  Item 11.              Executive Compensation......................................     31
  Item 12.              Security Ownership of Certain Beneficial Owners and
                          Management................................................     31
  Item 13.              Certain Relationships and Related Transactions..............     31

PART IV

  Item 14.              Exhibits, Financial Statement Schedules, and Reports on
                          Form 8-K..................................................     32
  Signatures........................................................................     36
  Index to Consolidated Financial Statements........................................    F-1

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

    Prior to the filing of this Annual Report on Form 10-K/A, the Company announced a number of strategic initiatives intended to improve the Company's financial performance by increasing gross margins, reducing operating costs, improving customer service, and capitalizing on strategic growth opportunities. The details of the Company's strategic initiatives with respect to each of its businesses are discussed in Item 7 below, "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Fiscal 1999 compared with Fiscal 1998." The description of the Company set forth in this Annual Report on Form 10-K/A reflects changes made, or in the process of being made, to the Company's structure and operations since June 24, 1999, as part of the Company's efforts to implement the previously announced strategic initiatives.

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

SEASONALITY

    Based upon its past operating history, the Company believes its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 17 of Notes to Consolidated Financial Statements.

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

    The Company sells products under various trademarks and service marks and uses various trade names to which references are made in this Annual Report on Form 10-K/A that are the property of others.

ITEM 2.  PROPERTIES

    At September 9, 1999, the Company operated 210 CompUSA Computer Superstores in 82 metropolitan areas in the 42 states listed below.

                                      NUMBER
STATE                                OF STORES
-----                                ---------
Alabama............................      1
Alaska.............................      1
Arizona............................      7
Arkansas...........................      1
California.........................     31
Colorado...........................      6
Connecticut........................      3
Delaware...........................      1
Florida............................     16
Georgia............................      8
Hawaii.............................      2
Idaho..............................      1
Illinois...........................      7
Indiana............................      1
Iowa...............................      1
Kansas.............................      2
Kentucky...........................      2
Louisiana..........................      2
Maryland...........................      5
Massachusetts......................      7
Michigan...........................      7

                                      NUMBER
STATE                                OF STORES
-----                                ---------

Minnesota..........................      4
Mississippi........................      1
Missouri...........................      4
Nebraska...........................      1
Nevada.............................      3
New Hampshire......................      1
New Jersey.........................     10
New Mexico.........................      1
New York...........................     11
North Carolina.....................      4
Ohio...............................      7
Oklahoma...........................      2
Oregon.............................      2
Pennsylvania.......................      4
Rhode Island.......................      1
Tennessee..........................      4
Texas..............................     20
Utah...............................      3
Virginia...........................      7
Washington.........................      6
Wisconsin..........................      2

    All but four of the Company's stores are leased or subleased by the Company with lease terms expiring between 1999 and 2019. In most instances, the Company has renewal options at increased rents. Four stores are owned by the Company. The Company's stores range in size from 11,300 to 58,800 square feet and average approximately 26,000 square feet. The Company's headquarters, located in Dallas, Texas, occupies approximately 197,000 square feet of leased space. The initial lease term for the Company's headquarters has approximately four years remaining and the Company has renewal options on the lease at increased rents. In addition, the Company leases call center, distribution, warehouse, office, and other space that aggregates approximately 1,017,000 square feet and is subject to leases expiring at various dates through 2013. Such leased property includes approximately 210,000 square feet of space that is currently subleased or available for sublease by the Company to other parties. See Note 9 of Notes to Consolidated Financial Statements.

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock is listed on the New York Stock Exchange (the "NYSE") under the symbol "CPU." The following table sets forth the high and low sales prices per share for the Common Stock as reported to the Company by the NYSE for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL YEAR 1998
  First Quarter.............................................   $35.38     $21.25
  Second Quarter............................................    37.81      25.69
  Third Quarter.............................................    35.00      25.63
  Fourth Quarter............................................    26.00      14.75

FISCAL YEAR 1999
  First Quarter.............................................   $21.56     $11.88
  Second Quarter............................................    19.38      11.63
  Third Quarter.............................................    14.94       5.63
  Fourth Quarter............................................     8.50       5.88

    At September 10, 1999 there were 1,893 holders of record of the Common
Stock.

DIVIDEND POLICY

    The Company has not paid and has no current plans to pay cash dividends on the Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. The terms of the Company's revolving credit agreement prohibit the payment of cash dividends on the Common Stock. See Note 10 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial and operating data as of and for the years ended June 24, 1995 through June 26, 1999. This information should be read in conjunction with the Consolidated Financial Statements and related Notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Annual Report on Form 10-K/A.

                                                          FISCAL YEAR ENDED(1)
                                    -----------------------------------------------------------------
                                      JUNE 26,       JUNE 27,     JUNE 28,     JUNE 29,     JUNE 24,
                                    1999(2)(3)(4)    1998(2)      1997(2)      1996(2)        1995
                                    -------------   ----------   ----------   ----------   ----------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA AND SELECTED OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Net sales.........................   $6,248,518     $5,219,196   $4,552,046   $3,802,898   $2,935,901
Cost of sales and occupancy
  costs...........................    5,459,471      4,491,446    3,910,862    3,288,832    2,573,945
Gross profit......................      789,047        727,750      641,184      514,066      361,956
Operating expenses................      659,444        504,374      398,797      326,414      263,654
Pre-opening expenses..............        4,461          8,704        6,220        5,466        2,454
General and administrative
  expenses........................      170,048        116,399       92,183       75,488       54,940
Restructuring charge..............       20,938             --           --           --           --
Non-recurring amortization
  charge(5).......................           --         55,885           --           --           --
Transaction costs related to
  acquisition(6)..................           --             --           --        3,453           --
Operating income (loss)...........      (65,844)        42,388      143,984      103,245       40,908
Interest expense..................       25,906         12,331       12,229       12,487       12,015
Other income, net.................       (6,926)        (6,463)      (7,900)      (6,983)      (2,409)
Income (loss) before income
  taxes...........................      (84,824)        36,520      139,655       97,741       31,302
Income tax expense (benefit)......      (31,810)        14,058       53,768       39,373        6,963
Net income (loss).................   $  (53,014)    $   22,462   $   85,887   $   58,368   $   24,339

Basic earnings (loss) per
  share(7)........................   $    (0.58)    $     0.25   $     0.95   $     0.67   $     0.31
Diluted earnings (loss) per
  share(7)........................   $    (0.58)    $     0.24   $     0.91   $     0.64   $     0.30

Weighted average common
  shares(7).......................       91,490         91,369       90,835       87,510       79,798
Weighted average common shares
  assuming dilution(7)............       91,490         94,616       94,589       91,220       81,736

SELECTED OPERATING DATA:
Computer Superstores open at end
  of year.........................          211            162          129          105           85
Average net sales per gross square
  foot(8).........................   $    1,126     $    1,273   $    1,346   $    1,395   $    1,336
Total gross square footage at end
  of year.........................    5,598,000      4,467,400    3,507,800    2,867,800    2,254,500
Percentage increase (decrease) in
  comparable store sales(9).......         (3.3)%          1.7%         5.3%        11.8%        10.3%

BALANCE SHEET DATA:
Working capital...................   $  142,111     $  282,355   $  361,923   $  306,782   $  190,128
Total assets......................    1,481,715      1,172,016    1,130,411      909,337      641,329
Long-term debt, excluding current
  portion.........................      136,169        111,872      112,458      115,066      115,153
Stockholders' equity..............      350,476        396,261      418,671      324,608      186,704

------------------------

NOTES ON FOLLOWING PAGE.

NOTES FROM PRECEDING PAGE.

(1) The Company's fiscal year is a 52/53 week year ending on the last Saturday of each June. The Company's fiscal years ended June 26, 1999, June 27, 1998, June 28, 1997, and June 24, 1995, each contained fifty-two weeks. The Company's fiscal year ended June 29, 1996 contained fifty-three weeks.

(2) As more fully described in Note 2 to Notes to Consolidated Financial Statements, the Company changed its accounting policy with respect to the recognition of revenues and related direct selling expenses from the sale of certain extended service plans effective as of the beginning of fiscal 2000. As a result of the change in accounting policy, the Company has restated its financial statements for the four fiscal years in the period ended June 26, 1999 as presented herein.

(3) On August 31, 1998, the Company acquired Computer City from Tandy. Following the acquisition, the Company operated 37 former Computer City stores as CompUSA Computer Superstores and two former Computer City "small market" stores in fiscal 1999. Of the 37 former Computer City stores operated as CompUSA Computer Superstores, the Company closed four of such stores in July 1999. The acquisition of Computer City has been accounted for under the purchase accounting method. See Note 5 of Notes to Consolidated Financial Statements.

(4) For a discussion of the Company's fiscal 1999 non-recurring and restructuring charges, see Note 3 of Notes to Consolidated Financial Statements.

(5) For a discussion of the Company's fiscal 1998 non-recurring amortization charge, see Note 4 of Notes to Consolidated Financial Statements.

(6) On May 30, 1996, the Company acquired PCs Compleat, Inc. ("PCs Compleat"), which became a wholly-owned subsidiary through which the Company conducted mail order, fulfillment, and retail Internet sales operations under the name CompUSA Direct subsequent to the acquisition. The acquisition was accounted for under the pooling of interests method of accounting. Accordingly, the Company has restated its consolidated financial statements for all periods prior to the acquisition to include the results of operations of PCs Compleat. In March 1999, the net assets of CompUSA Direct were contributed to CompUSA Net.com and PCs Compleat was merged into the Company.

(7) All references in this table to the number of shares, basic earnings (loss) per share, and diluted earnings (loss) per share prior to November 18, 1996 have been adjusted on a retroactive basis to reflect the two-for-one stock splits declared by the Company's Board of Directors effective April 8, 1996 and November 18, 1996, and the issuance of shares in connection with the Company's acquisition of PCs Compleat.

(8) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, weighted by the number of months open during the period. For purposes of calculating average net sales per gross square foot, net sales are comprised of net sales generated from the Company's Computer Superstores as well as the net sales of the Company's national accounts group to corporate, government, and education customers, but exclude sales of CompUSA Net.com.

(9) Comparable store sales are net sales for the Computer Superstores open the same months in both the indicated and previous periods, including stores that were relocated or expanded during either period. For purposes of calculating the change in comparable store sales, net sales are comprised of net sales generated from the Company's Computer Superstores as well as the net sales of the Company's national accounts group to corporate, government, and education customers, but exclude sales of CompUSA Net.com. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for fiscal 1999. The comparable store sales increase for fiscal 1997 was calculated by comparing net sales for the fifty-two weeks ended June 28, 1997 with net sales for the fifty-two weeks ended June 29, 1996. The comparable store sales increase for fiscal 1996 was calculated by comparing net sales for the fifty-three weeks ended June 29, 1996, with net sales for the fifty-three weeks ended July 1, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
  RESULTS

    This Annual Report on Form 10-K/A contains forward-looking statements about the business, financial condition and prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's other filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market with its CompUSA PC brand personal computers in the first quarter of fiscal 1998, the opening of its own build-to-order assembly facility in the second quarter of fiscal 1999, and the addition of notebook computers and servers to the build-to-order product line in the third and fourth quarters of fiscal 1999, respectively, involve significant additional risks, including without limitation failure to achieve customer acceptance of the new products, substantial dependence on third parties for the quality and reliability of component parts, and the Company's ability to fulfill customer orders timely. Additionally, the Company's acquisition of Computer City in the first quarter of fiscal 1999 involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to mitigate the financial impact of future lease commitments related to Computer City stores closed, and to retain Computer City's retail and corporate customers. The Company's focus on its retail Internet business through CompUSA Net.com involves significant additional risks, including without limitation failure to achieve customer acceptance and potential significant operating and/or capital investments that may be required to be made by the Company. The Fiscal 1999 Initiatives, as defined and discussed under "--Results of Operations--Fiscal 1999 compared with Fiscal 1998," involve certain risks and uncertainties, including without limitation failure to achieve customer acceptance, substantial dependence on a third party for timely fulfillment of orders received from the Company's direct sales customers, failure to retain established direct sales customers, as well as costs to be incurred in connection with the store closures and the exiting of direct sales, fulfillment, and configuration activities. The Company's information technology initiatives involve additional risks, including deviations in scheduled installation dates, implementation costs, projected savings, and functionality.

    All of the foregoing risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this Annual Report on Form 10-K/A, the words "believes," "estimates," "plans," "expects," "intends," "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

    Effective as of the beginning of fiscal 2000, the Company has changed its accounting policy with respect to the recognition of revenues from the sale of Obligor Contracts as a result of discussions with the staff of the Securities and Exchange Commission that concluded on November 8, 1999. Pursuant to the

Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the Administrator at the time of sale), ratably over the terms of the Obligor Contracts sold, generally two to five years. Previously, the Company recognized substantially all revenues, net of direct selling expenses, for the sale of Obligor Contracts at the time of sale. Such policy was adopted in fiscal 1996 concurrent with the consummation of an agreement with a new Administrator. The Company has given retroactive effect to this new accounting policy by restatement of the Company's previously published financial statements beginning with fiscal 1996. As a result of the change in accounting policy with respect to Obligor Contracts, net income for fiscal 1996 was reduced by $1.3 million, or $0.01 per share, net income for fiscal 1997 was reduced by $8.0 million, or $0.08 per share, net income for fiscal 1998 was reduced by $9.1 million, or $0.10 per share, and the net loss for fiscal 1999 was increased by $7.3 million, or $0.08 per share, from the previously published amounts.

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

                                                         FISCAL YEAR ENDED
                                                ------------------------------------
                                                JUNE 26,      JUNE 27,      JUNE 28,
                                                1999(1)         1998          1997
                                                --------      --------      --------
Net sales.....................................   100.0%        100.0%        100.0%
Cost of sales and occupancy costs.............    87.4          86.1          85.9
                                                 -----         -----         -----
Gross profit..................................    12.6          13.9          14.1
Operating expenses............................    10.6           9.7           8.8
Pre-opening expenses..........................     0.1           0.1           0.1
General and administrative expenses...........     2.7           2.2           2.0
Restructuring charge..........................     0.3            --            --
Non-recurring amortization charge(2)..........      --           1.1            --
                                                 -----         -----         -----
Operating income (loss).......................    (1.1)          0.8           3.2
Interest expense and other income, net........     0.3           0.1           0.1
                                                 -----         -----         -----
Income (loss) before income taxes.............    (1.4)          0.7           3.1
Income tax expense (benefit)..................    (0.6)          0.3           1.2
                                                 -----         -----         -----
Net income (loss).............................    (0.8)%         0.4%          1.9%
                                                 =====         =====         =====

------------------------

(1) For a discussion of the Company's fiscal 1999 non-recurring and restructuring charges, see Note 3 of Notes to Consolidated Financial Statements.

(2) For a discussion of the Company's fiscal 1998 non-recurring amortization charge, see Note 4 of Notes to Consolidated Financial Statements.

    The following table sets forth certain operating data for the Company.

                                                           FISCAL YEAR ENDED
                                                  ------------------------------------
                                                  JUNE 26,      JUNE 27,      JUNE 28,
                                                    1999          1998          1997
                                                  --------      --------      --------
Stores open at end of the year..................      211           162           129
Computer City stores acquired during the
  year(1).......................................       37            --            --
Stores opened during the year...................       14            33            24
Stores closed during the year(2)................        2            --            --
Stores relocated during the year................        4             2            --

Average net sales per gross square foot(3):
  CompUSA stores................................  $ 1,163       $ 1,273       $ 1,346
  Former Computer City stores(4)................  $   703           N/A           N/A
  Total stores..................................  $ 1,126       $ 1,273       $ 1,346

Average net sales per Computer Superstore
  (in thousands):
  CompUSA stores................................  $31,911       $34,834       $36,894
  Former Computer City stores(4)................  $16,892           N/A           N/A
  Total stores..................................  $29,775       $34,834       $36,894

Comparable store sales increase (decrease)(5)...     (3.3)%         1.7%          5.3%

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

    The following table summarizes the financial statement classification of the charges related to the Fiscal 1999 Initiatives:

                                                         FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                             ---------------------------------------------------------------
                                               FOURTH       COMPUTER      COMPUSA
                                               QUARTER        CITY        NET.COM         IT
                                             INITIATIVES   TRANSITION   REALIGNMENT   INITIATIVES    TOTAL
                                             -----------   ----------   -----------   -----------   --------
                                                                     (IN THOUSANDS)
Cost of sales and occupancy costs..........    $37,559       $   --        $2,165       $   --      $39,724
Operating expenses.........................      8,603        5,718         1,367           --       15,688
General and administrative expenses........         --        4,134         2,191        9,907       16,232
Restructuring charge.......................     20,103           --           835           --       20,938
Other expense..............................      1,265           --            --           --        1,265
                                               -------       ------        ------       ------      -------
                                               $67,530       $9,852        $6,558       $9,907      $93,847
                                               =======       ======        ======       ======      =======

    The following table summarizes the nature of the charges related to the Fiscal 1999 Initiatives:

                                                         FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                             ---------------------------------------------------------------
                                               FOURTH       COMPUTER      COMPUSA
                                               QUARTER        CITY        NET.COM         IT
                                             INITIATIVES   TRANSITION   REALIGNMENT   INITIATIVES    TOTAL
                                             -----------   ----------   -----------   -----------   --------
                                                                     (IN THOUSANDS)
Non-cash charges for asset write-downs,
  primarily commercial inventories and
  store fixed assets.......................    $46,162       $   --        $2,976       $   --      $49,138
Personnel costs and professional fees......         --        9,852         2,747        9,907       22,506
                                               -------       ------        ------       ------      -------
                                                46,162        9,852         5,723        9,907       71,644

Restructuring charge:
  Non-cash charges, primarily fixed asset
    write-downs related to closed/abandoned
    facilities.............................     14,270           --            90           --       14,360
  Reserves for future rental obligations,
    carrying costs and other closing costs
    related to closed/abandoned
    facilities.............................      3,479           --            --           --        3,479
  Legal and consulting fees................      1,000           --            --           --        1,000
  Severance and other personnel costs......      1,354           --           745           --        2,099
                                               -------       ------        ------       ------      -------
                                                20,103           --           835           --       20,938

Other expense..............................      1,265           --            --           --        1,265
                                               -------       ------        ------       ------      -------
                                               $67,530       $9,852        $6,558       $9,907      $93,847
                                               =======       ======        ======       ======      =======

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

    REDESIGN OF DIRECT SALES FULFILLMENT AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its direct sales fulfillment and configuration activities to corporate, government, and education customers by (1) outsourcing the direct sales fulfillment and configuration operations and (2) consolidating the Company's direct sales force.

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

    Costs incurred in the fourth quarter of fiscal 1999 in connection with the expected abandonment of the Company's fulfillment and configuration facility activities consisted primarily of a $13.2 million write-down of the fixed assets having no future utility to the Company and a $2.2 million charge for the estimated remaining lease rentals and other carrying costs, net of estimated subrental income, associated with that facility prior to the expiration of the lease term in 2008. In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, purchase orders from corporate, government, and education customers began to be fulfilled by Ingram Micro.

    In August 1999, the Company organized a centralized direct sales and support function and opened a new 80,000 square foot call center in Dallas to accommodate these functions. Previously, each store maintained a separate direct sales force. As a result of the centralization of the direct sales force, the Company severed approximately 2,200 employees in August 1999 previously responsible for the direct sales activities conducted through the Company's stores. In connection with these severance actions and other activities related to the redesign of the Company's direct sales fulfillment and configuration activities to its corporate, government, and education customers, the Company anticipates incurring approximately $10 to $15 million of costs in fiscal 2000.

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

    NET SALES--Net sales for fiscal 1999 increased 19.7% to $6.25 billion from $5.22 billion for fiscal 1998. The increase in net sales was due to sales of approximately $623.0 million attributable to the new stores opened subsequent to fiscal 1998 and sales of approximately $552.6 million generated by the former Computer City stores, partially offset by a decline in comparable store sales. In addition, sales at CompUSA Net.com increased approximately 22.5% to $251.6 million in fiscal 1999 from $205.3 million in fiscal 1998.

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

    Comparable store sales by the CompUSA Computer Superstores decreased 3.3% from fiscal 1998. The sales of the 37 former Computer City stores are not included in the calculation of the change in comparable store sales for fiscal 1999. The Company believes comparable store sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, and increased sales of lower-end computer systems as a percentage of total computer systems sold. The Company also believes the change in comparable store sales was negatively impacted by a decline in sales of the CompUSA Computer Superstores during fiscal 1999 as a result of (1) the transfer of sales from existing CompUSA Computer Superstores to the former Computer City stores located in markets in which there are existing CompUSA Computer Superstores, (2) inventory liquidation sales conducted at the Computer City stores closed by the Company in September and October 1998, and (3) promotional sales activities conducted in the former Computer City stores in the second quarter of fiscal 1999.

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

    GROSS PROFIT--Gross profit was $789.0 million, or 12.6% of net sales, in fiscal 1999, compared with $727.8 million, or 13.9% of net sales, in fiscal 1998. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $39.7 million, gross profit was $828.8 million, or 13.3% of net sales. The decline in gross profit as a percentage of net sales to 13.3% in fiscal 1999 from 13.9% in fiscal 1998 was primarily due to the following: (1) an increase in product costs as a percentage of net sales, (2) an increase in controllable costs, such as freight and inventory shrinkage, as a percentage of net sales, and (3) an increase in occupancy costs as a percentage of net sales.

    In fiscal 1999, product costs increased as a percentage of net sales by approximately 0.04% compared with fiscal 1998. The increase in product costs as a percentage of net sales was due to lower average selling prices in general as well as promotional sales activities. The Company conducted promotional sales activities in the former Computer City stores as well as seasonal promotions in the second quarter of fiscal 1999. In addition, the Company took aggressive pricing actions in the third quarter of fiscal 1999 in reaction to lower than anticipated demand.

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

    In connection with the Fourth Quarter Initiatives, the Company incurred a charge of approximately $37.6 million, or 0.60% of net sales, in fiscal 1999 related to the estimated costs of liquidation of commercial products held in both the Company's centralized distribution and configuration facility located in the Dallas/Fort Worth area and the Company's retail stores as well as the liquidation of inventories held by the four stores closed in July 1999.

    In addition, the Company incurred costs of approximately $2.2 million, or 0.03% of net sales, in connection with the CompUSA Net.com Realignment related primarily to the estimated costs of liquidation of inventories not consistent with the Internet-only operations to be conducted by CompUSA Net.com in the future.

    OPERATING EXPENSES--Operating expenses were $659.4 million, or 10.6% of net sales, in fiscal 1999, compared with $504.4 million, or 9.7% of net sales, in fiscal 1998. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $15.7 million, operating expenses were $643.8 million in fiscal 1999, or 10.3% of net sales. The increase in operating expenses as a percentage of net sales to 10.3% in fiscal 1999 from 9.7% in fiscal 1998 was due to increases in personnel, facility, and certain selling expenses as percentages of net sales, partially offset by a decrease in advertising expense as a percentage of net sales.

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

    The above increases were partially offset by lower advertising expense as a percentage of net sales. Net advertising expense decreased by approximately 0.30% as a percentage of net sales in fiscal 1999 due to increased vendor participation and advertising economies-of-scale related to the addition of stores in multi-store markets, primarily as a result of the acquisition of the Computer City stores. This decrease in net advertising expense was partially offset by advertising expenses related to the promotional sales activities conducted in the former Computer City stores in the second quarter of fiscal 1999.

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

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $170.0 million, or 2.7% of net sales, in fiscal 1999, compared with $116.4 million, or 2.2% of net sales, in fiscal 1998. Excluding costs associated with the Fiscal 1999 Initiatives aggregating approximately $16.2 million, general and administrative expenses were $153.8 million in fiscal 1999, or 2.5% of net sales. The increase in general and administrative expenses as a percentage of net sales to 2.5% in fiscal 1999 from 2.2% in fiscal 1998 was primarily due to the following: (1) increased personnel and facility expenses as percentages of net sales and (2) other costs related to the acquisition of Computer City.

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

    The Company incurred fiscal 1999 expenses of approximately $2.2 million, or 0.04% of net sales, related to the CompUSA Net.com Realignment, consisting primarily of employee severance payments and consulting and legal fees.

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

    At June 26, 1999, the Company had net deferred tax assets aggregating
$69.6 million. Based on its tax planning strategies and current projections of future taxable income, the Company believes it is more likely than not that the Company will realize the recorded deferred tax assets. Accordingly, no valuation allowance was established at June 26, 1999.

    NET LOSS--As a result of the above, the net loss for fiscal 1999 was $53.0 million, or $.58 per diluted share, compared with net income of $22.5 million, or $0.24 per diluted share, for fiscal 1998.

FISCAL 1998 COMPARED WITH FISCAL 1997

    NET SALES--Net sales for fiscal 1998 increased 14.7% to $5.22 billion from $4.55 billion for fiscal 1997. The increase in net sales was primarily due to the additional sales volume attributable to the new stores opened subsequent to fiscal 1997 and an increase in comparable store sales of 1.7%. Despite an increase in overall sales and the number of personal computer systems sold in fiscal 1998, sales were negatively impacted by, among other things, declines in average selling prices for certain of the Company's products, including desktop and notebook computers and monitors, as well as increased sales of lower-end computer systems. Additionally, in fiscal 1998, average net sales per Computer Superstore decreased approximately 6% from fiscal 1997. The Company believes average net sales per Computer Superstore were negatively impacted by decreases in average selling prices, an increase in sales of lower-end computer systems, and an increase in the number of the Company's stores open less than two years. In general, less mature stores generate lower sales than more mature stores.

    GROSS PROFIT--Gross profit was $727.8 million, or 13.9% of net sales, in fiscal 1998, compared with $641.2 million, or 14.1% of net sales, in fiscal 1997. The decline in gross profit as a percentage of net sales in fiscal 1998 compared with fiscal 1997 was due, in part, to costs associated with the CompUSA PC line of build-to-order personal computers, increases in inventory shrinkage and freight expense, and the deleveraging of occupancy costs, which are generally fixed in nature. These declines were partially offset by an increase in the ratio of service revenues to total revenues. Service revenues typically have higher gross margins than merchandise sales.

    OPERATING EXPENSES--Operating expenses were $504.4 million, or 9.7% of net sales, in fiscal 1998, compared with $398.8 million, or 8.8% of net sales, in fiscal 1997. The increase in operating expenses as a percentage of net sales was due primarily to the deleveraging of facilities expenses, an increase in the ratio of service revenues to total revenues, and the Company's efforts to expand certain of its businesses, offset by lower incentive compensation. Facilities expenses are generally fixed in nature and deleveraged in fiscal 1998 as a result of lower average net sales per store. The increase in the ratio of service revenues to total revenues had the effect of increasing operating expenses as a percentage of net sales because operating expenses are generally higher for service revenues than for merchandise sales.

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

    NON-RECURRING AMORTIZATION CHARGE--During the fourth quarter of fiscal 1998, the Company committed to a plan to implement a new IT strategy. In fiscal 1999, pursuant to the strategy, the Company signed an agreement to outsource substantially all of its IT processes and began the implementation of an ERM system. In February 1999, the Company completed an agreement for the outsourcing of substantially all of its IT development and support for the Company's Computer Superstores and related businesses, such as technical services, training, build-to-order, call center operations, and support for the Company's implementation of a new ERM system. Implementation of the ERM system will result in the replacement of a substantial portion of the Company's existing IT systems, as well as certain systems previously under development. As a result of the adoption of this new strategy, the Company incurred a non-recurring, pre-tax amortization charge in fiscal 1998 of $55.9 million (approximately
$34.4 million after tax) related to the impairment of existing IT systems and the abandonment of certain systems under development. See Note 4 of Notes to Consolidated Financial Statements.

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

    NET INCOME--As a result of the above, net income for fiscal 1998 was $22.5 million, or $0.24 per diluted share, compared with net income of $85.9 million, or $0.91 per diluted share, for fiscal 1997.

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

    Based upon its past operating history, the Company believes that its business is seasonal. Excluding the effects of new store openings, net sales and earnings are generally lower during the first and fourth fiscal quarters than in the second and third fiscal quarters. See Note 17 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    At June 26, 1999, total assets were $1.48 billion, $1.11 billion of which were current assets, including $173.4 million of cash and cash equivalents. Net cash provided by operating activities for fiscal 1999 was $130.1 million compared with $127.8 million in fiscal 1998.

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

                                                            FISCAL YEAR ENDED
                                                           --------------------
                                                           JUNE 26,   JUNE 27,
                                                             1999       1998
                                                           --------   ---------
New stores...............................................  $ 8,259    $ 42,673
Existing stores..........................................   19,900      36,388
Computer City store conversions..........................   10,719          --
Information technology initiatives.......................   23,702      36,665
Corporate and other......................................   22,700      22,372
                                                           -------    --------
Total capital expenditures...............................  $85,280    $138,098
                                                           =======    ========

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

NEW PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The Company has adopted the annual disclosure requirements of SFAS No. 131 in the preparation of this Annual Report on Form 10-K/A for the fiscal year ended June 26, 1999, while the quarterly disclosure requirements will be adopted in fiscal 2000. The American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1. Also, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP 98-5 in the preparation of the Quarterly Report on Form 10-Q for the thirteen weeks ended September 26, 1998. The adoption of SOP 98-5 had no material impact on the Company's financial statements.

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

                                                                            PERCENT
YEAR 2000 INITIATIVE                                          TIME FRAME    COMPLETE
--------------------                                          -----------   --------
Initial IT systems identification and assessment............   10/96-3/97     100%
Remediation and testing regarding central system issues.....    5/97-4/98     100%
Remediation and testing regarding departmental system
  issues....................................................    3/98-9/99      90%
Remediation and testing regarding store and distribution
  system issues.............................................    8/98-9/99      90%
Upgrades to telephone/PBX and other systems.................    3/98-3/99     100%
Electronic data interchange trading partner conversions.....    3/98-9/99      90%
Identification, assessment, remediation, and testing
  regarding desktop and individual system issues............   2/98-10/99      80%
Identification and assessment regarding non-IT system
  issues....................................................   4/98-12/99      95%
Remediation and testing regarding non-IT system issues......   2/99-12/99      90%
Integrated company-wide testing.............................   9/99-12/99      50%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements on page F-1. Supplementary quarterly financial information for the Company is included in Note 17 of Notes to Consolidated Financial Statements.

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

    (a) The following documents are filed as part of this Annual Report on Form 10-K/A.

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

     4.11   Subsidiary Guaranty dated as of August 31, 1998, of the
              Company's indebtedness under the Indenture executed by Computer City, Inc.(10)

     4.12 Seventh Supplemental Indenture dated as of June 28, 1999 among the Company, CompTeam Inc., CompUSA Holdings II
              Inc., CompUSA Holdings I Inc., CompUSA Stores L.P.,
              CompUSA Holdings Company, CompUSA Management Company,
              CompUSA PC Operating Company, CompUSA GP Holdings Company and CompUSA PC Inc.(15)

     4.13   Subsidiary Guarantee dated as of June 28, 1999, of the
              Company's indebtedness under the Indenture as executed by CompUSA PC Inc.(15)

     4.14   Subsidiary Guarantee dated as of June 28, 1999, of the
              Company's indebtedness under the Indenture as executed by CompUSA GP Holdings Company.(15)

     4.15   Subsidiary Guarantee dated as of June 28. 1999, of the
              Company's indebtedness under the Indenture as executed by CompUSA PC Operating Company.(15)

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

     4.18 Subordinated Promissory Note dated August 31, 1998, in the principal amount of $136,000,000 issued in favor of Tandy
              Corporation.(2)

    10.1    $500,000,000 Loan and Security Agreement dated as of
              June 30, 1999 (the "Loan Agreement") among the Company,
              CompUSA Stores L.P., certain lenders of the Company and CompUSA L.P. and NationsBank, N.A., as administrative agent and a lender.(15)

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

    10.13   Amendment No. 2 to CompSavings Plan dated May 3, 1999.(15)

    10.14   Amended and Restated CompUSA Inc. Deferred Compensation Plan
              (the "Deferred Compensation Plan").(5)

    10.15   Amendment No. 1 to Deferred Compensation Plan dated
              November 23, 1998.(15)

    10.16   Amended and Restated CompUSA Inc. Long-Term Incentive
              Plan.(11)

    10.17   PCs Compleat, Inc. 1991 Stock Option Plan.(16)

    10.18   CompUSA Inc. Officers' Bonus Plan.(10)

    10.19   CompUSA Inc. Nonstatutory Option Plan.(15)

    10.20   CompUSA Inc. Supplemental Bonus and Retention Plan.(15)

    10.21   CompUSA Inc. Restricted Stock Plan.(15)

    10.22   CompUSA Inc. 1999 Change In Control Termination Plan. (11)

    10.23   CompUSA Inc. cozone.com Stock Option Plan. (11)

    10.24 cozone.com inc. Long-Term Incentive Plan and related form of cozone.com inc. Nonstatutory Stock Option Agreement. (11)

    10.25   Secured Wholesale Finance Agreement dated as of November 3,
              1999 between CompUSA Stores L.P. and FINOVA Capital
              Corporation and related Corporate Guaranty of CompUSA Inc.
              (11)

    10.26 Products and Services Agreement dated effective as of August 28, 1999, between the Company and Ingram Micro Inc.
              (Portions of this exhibit have been excluded pursuant to a request for confidential treatment.)(15)

    21      Subsidiaries.(11)

    23      Consent of Ernst & Young LLP.(18)

    27      Restated Financial Data Schedule.(17)

    Exhibits 10.7 through 10.24 constitute management compensatory plans or contracts.

    (b) Reports on Form 8-K

       None.

    (c) Exhibits.

       See Exhibit Index following page F-33.

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

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1999, and incorporated herein by reference.

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

(15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999, as originally filed, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.

(17) Included with EDGAR version only.

(18) Filed herewith.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       COMPUSA INC.

Date: November   , 1999                                By:             /s/ JAMES E. SKINNER
                                                            -----------------------------------------
                                                                         James E. Skinner
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                     (PRINCIPAL FINANCIAL AND
                                                                       ACCOUNTING OFFICER)

                                  COMPUSA INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

    The following consolidated financial statements of CompUSA Inc. are included in response to Item 8:

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of June 26, 1999 and June 27,
  1998......................................................  F-3
Consolidated Statements of Operations for the fiscal years
  ended June 26, 1999, June 27, 1998, and June 28, 1997.....  F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended June 26, 1999, June 27, 1998, and June
  28, 1997..................................................  F-5
Consolidated Statements of Cash Flows for the fiscal years
  ended June 26, 1999, June 27, 1998, and June 28, 1997.....  F-6
Notes to Consolidated Financial Statements..................  F-7
Schedule II--Valuation and Qualifying Acccounts.............  F-33

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

    The consolidated financial statements for each of the three years in the period ended June 26, 1999 have been restated as described in Note 2.

                                                               ERNST & YOUNG LLP

Dallas, Texas
August 20, 1999, except
  for Note 2 as to which
  the date is November 8, 1999.

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                                               JUNE 26,     JUNE 27,
                                                                 1999         1998
                                                              ----------   ----------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................  $  173,350   $  151,779
  Accounts receivable, net of allowance for doubtful
    accounts of $4,317 and $3,524 at June 26, 1999 and
    June 27, 1998, respectively.............................     214,960      214,084
  Merchandise inventories...................................     667,514      520,762
  Deferred income taxes (Note 8)............................      32,106       13,840
  Prepaid expenses and other................................      20,607       26,480
                                                              ----------   ----------
    Total current assets....................................   1,108,537      926,945
Property and equipment, net (Note 6)........................     227,113      210,528
Deferred income taxes (Note 8)..............................      37,520       25,504
Costs in excess of net assets of acquired businesses, net...     103,515        3,069
Other assets................................................       5,030        5,970
                                                              ----------   ----------
                                                              $1,481,715   $1,172,016
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  645,067   $  526,194
  Accrued liabilities (Note 7)..............................     188,936       98,714
  Deferred revenue..........................................      21,595       19,016
  Senior Subordinated Notes (Note 11).......................     110,000           --
  Current portion of capital lease obligations (Note 9).....         828          666
                                                              ----------   ----------
    Total current liabilities...............................     966,426      644,590
Deferred revenue............................................      28,644       19,293
Capital lease obligations (Note 9)..........................         169        1,872
Senior Subordinated Notes (Note 11).........................          --      110,000
Note payable to Tandy Corporation...........................     136,000           --
Commitments and contingencies (Notes 9 and 12)..............          --           --
Stockholders' equity (Note 14):
  Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued.................................          --           --
  Common stock, $.01 per share par value; 325,000,000 shares authorized, with 94,105,525 shares issued at June 26,
    1999, and 93,372,545 shares issued at June 27, 1998.....         941          934
  Paid-in capital...........................................     281,056      278,000
  Retained earnings.........................................     126,654      179,668
                                                              ----------   ----------
                                                                 408,651      458,602
  Less: Treasury stock, at cost, with 2,339,678 shares at
    June 26, 1999, and 2,507,227 shares at June 27, 1998....     (58,175)     (62,341)
                                                              ----------   ----------
    Total stockholders' equity..............................     350,476      396,261
                                                              ----------   ----------
                                                              $1,481,715   $1,172,016
                                                              ==========   ==========

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    FISCAL YEAR ENDED
                                                           ------------------------------------
                                                            JUNE 26,     JUNE 27,     JUNE 28,
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Net sales................................................  $6,248,518   $5,219,196   $4,552,046
Cost of sales and occupancy costs........................   5,459,471    4,491,446    3,910,862
                                                           ----------   ----------   ----------
  Gross profit...........................................     789,047      727,750      641,184

Operating expenses.......................................     659,444      504,374      398,797
Pre-opening expenses.....................................       4,461        8,704        6,220
General and administrative expenses......................     170,048      116,399       92,183
Restructuring charge (Note 3)............................      20,938           --           --
Non-recurring amortization charge (Note 4)...............          --       55,885           --
                                                           ----------   ----------   ----------
  Operating income (loss)................................     (65,844)      42,388      143,984
Other expense (income):
  Interest expense.......................................      25,906       12,331       12,229
  Other income, net......................................      (6,926)      (6,463)      (7,900)
                                                           ----------   ----------   ----------
                                                               18,980        5,868        4,329
                                                           ----------   ----------   ----------
Income (loss) before income taxes........................     (84,824)      36,520      139,655
Income tax expense (benefit) (Note 8)....................     (31,810)      14,058       53,768
                                                           ----------   ----------   ----------
Net income (loss)........................................  $  (53,014)  $   22,462   $   85,887
                                                           ==========   ==========   ==========
Basic earnings (loss) per share..........................  $    (0.58)  $     0.25   $     0.95
Diluted earnings (loss) per share........................  $    (0.58)  $     0.24   $     0.91

Weighted average common shares...........................      91,490       91,369       90,835
Weighted average common shares assuming dilution.........      91,490       94,616       94,589

                            See accompanying notes.

                                  COMPUSA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (IN THOUSANDS, EXCEPT SHARES)

                                                COMMON STOCK
                                            ---------------------
                                                           PAR      PAID-IN    RETAINED   TREASURY
                                              SHARES      VALUE     CAPITAL    EARNINGS    STOCK      TOTAL
                                            ----------   --------   --------   --------   --------   --------
Balance at June 29, 1996..................  90,215,716     $902     $255,216   $ 71,319   $ (2,829)  $324,608
Issuance of Common Stock upon exercise of
  stock options and other.................   1,547,656       16        6,927         --         --      6,943
Sale of treasury stock to benefit plan....          --       --          765         --        468      1,233
Net income................................          --       --           --     85,887         --     85,887
                                            ----------     ----     --------   --------   --------   --------
Balance at June 28, 1997..................  91,763,372      918      262,908    157,206     (2,361)   418,671
Issuance of Common Stock upon exercise of
  stock options and other.................   1,609,173       16       15,092         --         --     15,108
Purchase of treasury stock................          --       --           --         --    (59,980)   (59,980)
Net income................................          --       --           --     22,462         --     22,462
                                            ----------     ----     --------   --------   --------   --------
Balance at June 27, 1998..................  93,372,545      934      278,000    179,668    (62,341)   396,261
Issuance of Common Stock upon exercise of
  stock options and other.................     732,980        7        6,143         --         --      6,150
Sale of treasury stock to benefit plan....          --       --       (3,087)        --      4,166      1,079
Net loss..................................          --       --           --    (53,014)        --    (53,014)
                                            ----------     ----     --------   --------   --------   --------
Balance at June 26, 1999..................  94,105,525     $941     $281,056   $126,654   $(58,175)  $350,476
                                            ==========     ====     ========   ========   ========   ========

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              JUNE 26,    JUNE 27,    JUNE 28,
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows provided by operating activities:
  Net income (loss).........................................  $ (53,014)  $  22,462   $  85,887
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization (including non-recurring
      amortization charge of $55,885 for the fiscal year
      ended June 27, 1998) (Note 4).........................     69,038     104,852      35,625
    Non-cash restructuring and other non-recurring charges
      (Note 3)..............................................     63,498          --          --
    Deferred revenue........................................     11,930      14,034      14,628
    Deferred income tax.....................................    (30,282)    (30,378)     (4,255)
    Other...................................................      2,410          --          --
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable.................................     39,598         484     (66,459)
        Merchandise inventories.............................    (33,436)    (19,336)   (102,585)
        Prepaid expenses and other..........................      9,239     (14,792)     (2,852)
        Other assets........................................       (305)       (507)     (2,387)
      Increase in accounts payable and accrued
        liabilities.........................................     51,470      51,030     114,670
                                                              ---------   ---------   ---------
          Total adjustments.................................    183,160     105,387     (13,615)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........    130,146     127,849      72,272
Cash flows used in investing activities:
  Capital expenditures......................................    (85,280)   (138,098)    (74,168)
  Payment for purchase of Computer City, net of cash
    acquired................................................    (35,878)         --          --
  Proceeds from sale of Canadian stores.....................      6,991          --          --
  Other.....................................................        595         123         929
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............   (113,572)   (137,975)    (73,239)
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of Common Stock....................      6,150      15,108       6,943
  Purchase of treasury stock................................         --     (59,980)         --
  Sale of treasury stock to benefit plan....................      1,079          --       1,233
  Payments under capital lease obligations..................     (2,232)     (3,152)     (4,894)
                                                              ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities......................................      4,997     (48,024)      3,282
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     21,571     (58,150)      2,315
Cash and cash equivalents at beginning of year..............    151,779     209,929     207,614
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $ 173,350   $ 151,779   $ 209,929
                                                              =========   =========   =========

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

                                  COMPUSA INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The calculation of basic and diluted earnings (loss) per share is summarized as follows:

                                                                      FISCAL YEAR ENDED
                                                            --------------------------------------
                                                            JUNE 26,       JUNE 27,       JUNE 28,
                                                              1999           1998           1997
                                                            --------       --------       --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss).........................................  $(53,014)      $22,462        $85,887
Weighted average common shares outstanding................    91,490        91,369         90,835
                                                            --------       -------        -------
Basic earnings (loss) per share...........................  $  (0.58)      $  0.25        $  0.95
                                                            ========       =======        =======

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss).........................................  $(53,014)      $22,462        $85,887
Weighted average common shares outstanding................    91,490        91,369         90,835
Incremental shares assuming dilution......................        --         3,247          3,754
                                                            --------       -------        -------
Weighted average common shares assuming dilution..........    91,490        94,616         94,589
                                                            --------       -------        -------
Diluted earnings (loss) per share.........................  $  (0.58)      $  0.24        $  0.91
                                                            ========       =======        =======

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

    SEGMENT REPORTING--In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards requiring public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company has adopted the annual disclosure requirements in the

                                  COMPUSA INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

preparation of this Annual Report on Form 10-K/A for the fiscal year ended
June 26, 1999 (see Note 16), while the quarterly disclosure requirements will be adopted in fiscal 2000.

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

    Effective as of the beginning of fiscal 2000, the Company has changed its accounting policy with respect to the recognition of revenues from the sale of Obligor Contracts as a result of discussions with the staff of the Securities and Exchange Commission that concluded on November 8, 1999. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the Administrator at the time of sale), ratably over the terms of the Obligor Contracts sold, generally two to five years. Previously, the Company recognized substantially all revenues, net of direct selling expenses, for the sale of Obligor Contracts at the time of sale. Such policy was adopted in fiscal 1996 concurrent with the consumation of an agreement with a new Administrator. The Company has given retroactive effect to this new accounting policy by restatement of the Company's previously published financial statements beginning with fiscal 1996. The impact of the restatement on the consolidated statements of operations for the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, is as follows (in thousands, excepts per share amounts):

                                                                FISCAL YEAR ENDED
                               ------------------------------------------------------------------------------------
                                     JUNE 26, 1999                JUNE 27, 1998                JUNE 28, 1997
                               --------------------------   --------------------------   --------------------------
                               AS PREVIOUSLY       AS       AS PREVIOUSLY       AS       AS PREVIOUSLY       AS
                                 REPORTED       RESTATED      REPORTED       RESTATED      REPORTED       RESTATED
                               -------------   ----------   -------------   ----------   -------------   ----------
Net sales....................   $6,321,391     $6,248,518    $5,286,041     $5,219,196    $4,610,523     $4,552,046
Cost of sales and occupancy
  costs......................    5,518,330      5,459,471     4,540,717      4,491,446     3,953,407      3,910,862
Operating expenses...........      661,830        659,444       507,180        504,374       401,722        398,797
Income tax expense
  (benefit)..................      (27,449)       (31,810)       19,745         14,058        58,776         53,768
Net income (loss)............      (45,747)       (53,014)       31,543         22,462        93,886         85,887
Basic earnings (loss) per
  share......................        (0.50)         (0.58)         0.35           0.25          1.03           0.95
Diluted earnings (loss) per
  share......................        (0.50)         (0.58)         0.33           0.24          0.99           0.91

    In addition, the impact of the restatement also resulted in changes to the consolidated balance sheets as of June 26, 1999 and June 27, 1998, the consolidated statements of cash flows for the the fiscal years ended June 26, 1999, June 27, 1998, and June 28, 1997, and notes 1, 5, 8, 14, 16, and 17.

    The Company has and will continue to recognize revenues from the sale of Non-Obligor Contracts at the time of sale. However, the Company has also reclassified its previously published financial statements to show the net commission income from the sale of Non-Obligor Contracts (retail price less the lump sum payment due to the Administrator at the time of sale) as a component of net sales. Previously, the

                                  COMPUSA INC.

2.  CHANGE IN ACCOUNTING POLICY--EXTENDED SERVICE PLANS (CONTINUED)

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

    The following table summarizes the financial statement classification of the charges related to the Fiscal 1999 Initiatives:

                                                         FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                          ---------------------------------------------------------------------
                                            FOURTH       COMPUTER       COMPUSA
                                            QUARTER        CITY         NET.COM
                                          INITIATIVES   TRANSITION    REALIGNMENT     IT INITIATIVES    TOTAL
                                          -----------   ----------   --------------   --------------   --------
                                                                     (IN THOUSANDS)
Cost of sales and occupancy costs.......    $37,559       $   --         $2,165           $   --       $39,724
Operating expenses......................      8,603        5,718          1,367               --        15,688
General and administrative expenses.....         --        4,134          2,191            9,907        16,232
Restructuring charges...................     20,103           --            835               --        20,938
Other expense...........................      1,265           --             --               --         1,265
                                            -------       ------         ------           ------       -------
                                            $67,530       $9,852         $6,558           $9,907       $93,847
                                            =======       ======         ======           ======       =======

                                  COMPUSA INC.

3.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED)

    The following table summarizes the nature of the charges related to the Fiscal 1999 Initiatives:

                                                         FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                          ---------------------------------------------------------------------
                                            FOURTH       COMPUTER       COMPUSA
                                            QUARTER        CITY         NET.COM
                                          INITIATIVES   TRANSITION    REALIGNMENT     IT INITIATIVES    TOTAL
                                          -----------   ----------   --------------   --------------   --------
                                                                     (IN THOUSANDS)
  Non-cash charges for asset
    write-downs, primarily commercial
    inventories and store fixed
    assets..............................    $46,162       $   --        $ 2,976           $   --       $49,138
  Personnel costs and professional
    fees................................         --        9,852          2,747            9,907        22,506
                                            -------       ------        -------           ------       -------
                                             46,162        9,852          5,723            9,907        71,644

Restructuring charge:
  Non-cash charges, primarily fixed
    asset write-downs related to closed/
    abandoned facilities................     14,270           --             90               --        14,360
  Reserves for future rental
    obligations, carrying costs and
    other closing costs related to
    closed/abandoned facilities.........      3,479           --             --               --         3,479
  Legal and consulting fees.............      1,000           --             --               --         1,000
  Severance and other personnel costs...      1,354           --            745               --         2,099
                                            -------       ------        -------           ------       -------
                                             20,103           --            835               --        20,938
Other expense...........................      1,265           --             --               --         1,265
                                            -------       ------        -------           ------       -------
                                            $67,530       $9,852        $ 6,558           $9,907       $93,847
                                            =======       ======        =======           ======       =======

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

                                  COMPUSA INC.

3.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED)

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

    REDESIGN OF DIRECT SALES FULFILLMENT AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its direct sales fulfillment and configuration activities to corporate, government, and education customers by (1) outsourcing the direct sales fulfillment and configuration operations and (2) consolidating the Company's direct sales force.

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

    Costs incurred in the fourth quarter of fiscal 1999 in connection with the expected abandonment of the related Company's fulfillment and configuration facility activities consisted primarily of a $13.2 million write-down of the fixed assets having no future utility to the Company and a $2.2 million charge for the estimated remaining lease rentals and other carrying costs, net of estimated subrental income, associated with that facility prior to the expiration of the lease term in 2008. In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, purchase orders from corporate, government, and education customers began to be fulfilled by a third-party distribution partner.

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

                                  COMPUSA INC.

3.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED)

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

                                  COMPUSA INC.

3.  FISCAL 1999 NON-RECURRING AND RESTRUCTURING CHARGES (CONTINUED)

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

4.  FISCAL 1998 NON-RECURRING AMORTIZATION CHARGE

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

                                  COMPUSA INC.

4.  FISCAL 1998 NON-RECURRING AMORTIZATION CHARGE (CONTINUED)

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

5.  PURCHASE OF COMPUTER CITY

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

                                  COMPUSA INC.

5.  PURCHASE OF COMPUTER CITY (CONTINUED)

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

    A summary of the purchase price paid to acquire Computer City and the allocation of the purchase price to the net assets acquired is as follows:

                                                              AS OF JUNE 26, 1999
                                                              -------------------
                                                                (IN THOUSANDS)
Purchase price paid to acquire Computer City:
  Cash paid at closing......................................             $ 36,450
  Seller Note issued to Tandy...............................              136,000
  Transaction costs.........................................                2,921
                                                                         --------
Total consideration paid....................................              175,371

Net assets acquired at net book value.......................  $220,851
  Adjustments to state net assets acquired at fair value:
    Write-down of merchandise inventories...................   (50,517)
    Write-down of fixed assets..............................   (49,946)
    Future rental obligations and related carrying costs for
      closed stores.........................................   (29,000)
    Other...................................................   (21,017)
                                                              --------
Estimated fair value of net assets acquired.................               70,371
                                                                         --------
Costs in excess of net assets acquired......................             $105,000
                                                                         ========

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

    The accompanying statement of operations for fiscal 1999, includes the results of operations from the acquisition date for the 37 former Computer City stores in the United States that the Company operated as CompUSA Computer Superstores and two former Computer City "small market" stores in fiscal 1999. The results of liquidating the 55 Computer City stores in the United States closed by the Company, and the seven Computer City supercenters in Canada sold by the Company, are not included in the accompanying fiscal 1999 statement of operations, but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following pro forma net sales, net loss, and diluted loss per share data summarize the results of operations of the Company for the periods indicated as if Computer City had been acquired as of the beginning of fiscal 1998. The pro forma results given below are not necessarily

                                  COMPUSA INC.

5.  PURCHASE OF COMPUTER CITY (CONTINUED)

indicative of what actually would have occurred if the acquisition had been in effect during the periods presented, and are not intended to be a projection of future results or trends.

                                                           FISCAL YEAR ENDED
                                                       -------------------------
                                                        JUNE 26,      JUNE 27,
                                                          1999          1998
                                                       -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER
                                                              SHARE DATA)
Net sales............................................  $6,371,785    $6,007,231
Net loss.............................................     (73,865)      (31,177)
Diluted loss per share...............................       (0.81)        (0.33)

6.  PROPERTY AND EQUIPMENT

    Property and equipment consist of:

                                                           FISCAL YEAR ENDED
                                                          -------------------
                                                          JUNE 26,   JUNE 27,
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Furniture, fixtures, and equipment......................  $236,284   $199,946
Leasehold improvements..................................   128,585    112,965
Equipment under capital leases..........................    23,600     23,726
Land....................................................     9,720      9,720
Capital projects in progress............................    27,776      7,991
                                                          --------   --------
                                                           425,965    354,348
Less accumulated depreciation and amortization..........   198,852    143,820
                                                          --------   --------
                                                          $227,113   $210,528
                                                          ========   ========

                                  COMPUSA INC.

7.  ACCRUED LIABILITIES

    Accrued liabilities consist of:

                                                            FISCAL YEAR ENDED
                                                           -------------------
                                                           JUNE 26,   JUNE 27,
                                                             1999       1998
                                                           --------   --------
                                                             (IN THOUSANDS)
Salaries and benefits....................................  $ 54,147   $41,074
Taxes, other than income and payroll.....................    25,828    22,398
Reserves for future rental obligations, carrying costs
  and other closing costs related to closed/abandoned
  facilities.............................................    24,631        --
Rent.....................................................    20,568    16,106
Income tax payable.......................................     8,587        --
Interest.................................................     7,243       625
Royalties................................................     5,366     1,744
Other....................................................    42,566    16,767
                                                           --------   -------
                                                           $188,936   $98,714
                                                           ========   =======

    A rollforward of the reserve for future rental obligations, carrying costs and other closing costs related to closed/abandoned facilities is as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Present value of estimated future rental obligations and
  related carrying costs for closed Computer City stores
  recorded in connection with the purchase price
  allocation................................................     $29,000
Charge for closed/abandoned facilities recorded in
  connection with Fiscal 1999 Initiatives                          3,479
Payments of rents and other carrying costs..................     (14,107)
Cash received upon the assumption of certain leases by a
  third party...............................................       4,190
Accretion of imputed interest at 9.5% per annum.............       2,069
                                                                 -------
Balance as of June 26, 1999.................................     $24,631
                                                                 =======

8.  INCOME TAXES

    Income tax expense (benefit) is summarized as follows:

                                                       FISCAL YEAR ENDED
                                                 ------------------------------
                                                 JUNE 26,   JUNE 27,   JUNE 28,
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Income tax expense (benefit):
  Current:
    Federal....................................  $ (1,624)  $38,183    $49,894
    State......................................        96     6,253      8,129
  Deferred.....................................   (30,282)  (30,378)    (4,255)
                                                 --------   -------    -------
                                                 $(31,810)  $14,058    $53,768
                                                 ========   =======    =======

                                  COMPUSA INC.

8.  INCOME TAXES (CONTINUED)

    The reconciliation of income tax expense (benefit) to the amount calculated based on the federal statutory rate is as follows:

                                                       FISCAL YEAR ENDED
                                                 ------------------------------
                                                 JUNE 26,   JUNE 27,   JUNE 28,
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Income tax expense (benefit) at statutory
  rate.........................................  $(29,688)  $12,782    $ 48,880
State income taxes, less federal benefit.......    (2,077)    1,289       4,691
Non-taxable income.............................      (435)   (1,402)     (1,501)
Other..........................................       390     1,389       1,698
                                                 --------   -------    --------
                                                 $(31,810)  $14,058    $ 53,768
                                                 ========   =======    ========

    The tax effects of temporary differences giving rise to the deferred tax asset (liability) at June 26, 1999, and June 27, 1998, are as follows:

                                             DEFERRED TAX ASSET (LIABILITY)
                                      ---------------------------------------------
                                          JUNE 26, 1999           JUNE 27, 1998
                                      ---------------------   ---------------------
                                      CURRENT    NONCURRENT   CURRENT    NONCURRENT
                                      --------   ----------   --------   ----------
                                                     (IN THOUSANDS)
Property and equipment..............  $    --     $17,290     $    --     $10,540
Accounts receivable.................    2,055          --       1,371          --
Merchandise inventories.............   17,947          --      (2,874)         --
Prepaid expenses and other
  deferrals.........................    4,364      12,037       3,437       8,763
Deferred rentals....................    4,755       7,464          --       6,201
Accrued liabilities and other.......    2,985         729      11,906          --
                                      -------     -------     -------     -------
                                      $32,106     $37,520     $13,840     $25,504
                                      =======     =======     =======     =======

    At June 26, 1999, the Company had net deferred tax assets aggregating $69.6 million. Based on its tax planning strategies and current projections of future taxable income, the Company believes it is more likely than not that the Company will realize the recorded deferred tax assets. Accordingly, no valuation allowance was established at June 26, 1999.

                                  COMPUSA INC.

9.  LEASES

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

    At June 26, 1999, future minimum lease payments under all leases with initial or remaining non-cancelable lease terms in excess of one year, including remaining lease obligations for the acquired Computer City stores closed by the Company and other facilities closed/abandoned by the Company, are as follows:

                                                       CAPITAL    OPERATING
FISCAL YEAR                                             LEASES      LEASES
-----------                                            --------   ----------
                                                          (IN THOUSANDS)
2000.................................................   $  894    $  121,176
2001.................................................      173       111,900
2002.................................................       --        99,665
2003.................................................       --        92,282
2004.................................................       --        81,165
Thereafter...........................................       --       568,356
                                                        ------    ----------
Total minimum lease payments.........................    1,067    $1,074,544
                                                                  ==========
Less amount representing interest....................       70
                                                        ------
Present value of minimum lease payments..............      997
Less current portion.................................      828
                                                        ------
Capital lease obligations due after one year.........   $  169
                                                        ======

    Rental expense of the Company amounted to $112.9 million in fiscal 1999, $79.0 million in fiscal 1998, and $56.3 million in fiscal 1997.

10.  CREDIT AGREEMENT

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

10.  CREDIT AGREEMENT (CONTINUED)

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

11.  SENIOR SUBORDINATED NOTES

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

12.  COMMITMENTS AND CONTINGENCIES

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

    On January 14, 1999, a nonclass lawsuit, Tom Johnson v. Circuit City Stores, Inc., et al., was filed by plaintiff Tom Johnson on behalf of himself and the California public against Circuit City Store, Inc. and seven other computer products retailers, including the Company. Without identifying any specific acts by

                                  COMPUSA INC.

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

13.  EMPLOYEE BENEFIT PLANS

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

14.  STOCKHOLDERS' EQUITY

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

14.  STOCKHOLDERS' EQUITY (CONTINUED)

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

    Stock option transactions related to the Company's various stock-based incentive plans are summarized in the following table:

                                                                   FISCAL YEAR ENDED
                                          --------------------------------------------------------------------
                                             JUNE 26, 1999           JUNE 27, 1998           JUNE 28, 1997
                                          --------------------   ---------------------   ---------------------
                                                      WEIGHTED                WEIGHTED                WEIGHTED
                                          NUMBER OF   AVERAGE    NUMBER OF    AVERAGE    NUMBER OF    AVERAGE
                                           OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                          ---------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year........  7,897,732    $20.05     8,699,954    $16.21     5,944,456    $ 4.77
Granted.................................  1,880,956     12.53       834,229     30.53     4,764,394     26.88
Exercised...............................   (405,706)     4.42    (1,521,023)     4.31    (1,473,030)     2.95
Canceled................................   (491,748)    21.35      (115,428)    13.65      (535,866)    20.57
                                          ---------              ----------              ----------
Outstanding at end of year..............  8,881,234    $19.10     7,897,732    $20.05     8,699,954    $16.21
                                          =========              ==========              ==========
Exercisable at end of year..............  5,521,542    $18.71     4,334,409    $15.70     3,427,312    $10.78

                                  COMPUSA INC.

14.  STOCKHOLDERS' EQUITY (CONTINUED)

    The following table summarizes information about stock options outstanding at June 26, 1999:

                                              STOCK OPTIONS OUTSTANDING            STOCK OPTIONS EXERCISABLE
                                      -----------------------------------------   ----------------------------
                                         WEIGHTED AVERAGE      WEIGHTED AVERAGE               WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   SHARES     REMAINING LIFE (YEARS)    EXERCISE PRICE     SHARES      EXERCISE PRICE
------------------------  ---------   ----------------------   ----------------   ---------   ----------------
$0.27-4.91.............     728,275            5.2                  $ 3.53          718,516        $ 3.53
5.63-13.00.............   1,974,690            6.2                    7.21        1,501,940          7.27
13.06-23.25............   2,745,305            8.2                   18.44        1,061,462         22.00
24.81-34.82............   3,432,964            7.5                   29.77        2,239,624         29.69
                          ---------                                               ---------
                          8,881,234                                               5,521,542
                          =========                                               =========

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

                                                                   FISCAL YEAR ENDED
                                                          ------------------------------------
                                                           JUNE 26,     JUNE 27,     JUNE 28,
                                                             1999         1998         1997
                                                          ----------   ----------   ----------
Risk-free interest rates................................  4.55-5.46%   5.38-6.15%   5.67-6.60%
Dividend yield..........................................      0%           0%           0%
Expected volatility rate................................    56.9%        51.9%        52.6%
Weighted average expected life (in years)...............  3.37-5.00    2.52-3.61    1.66-3.75

                                  COMPUSA INC.

14.  STOCKHOLDERS' EQUITY (CONTINUED)

    The weighted average exercise prices and the weighted average fair values of employee stock options and restricted stock awards granted is as follows:

                                                                       FISCAL YEAR ENDED
                                                ---------------------------------------------------------------
                                                   JUNE 26, 1999         JUNE 27, 1998         JUNE 28, 1997
                                                -------------------   -------------------   -------------------
                                                WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED   WEIGHTED
                                                AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                                EXERCISE     FAIR     EXERCISE     FAIR     EXERCISE     FAIR
                                                 PRICE      VALUE      PRICE      VALUE      PRICE      VALUE
                                                --------   --------   --------   --------   --------   --------
Exercise price of award on grant date:
  Less than market value......................   $ 0.00     $17.17     $ 0.00     $24.81     $ 0.00     $17.09
  Equals market value.........................    12.53       5.57      30.53      12.68      20.58       7.95
  Exceeds market value........................       --         --         --         --      27.50       7.67

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

                                                        FISCAL YEAR ENDED
                                                ---------------------------------
                                                JUNE 26,    JUNE 27,    JUNE 28,
                                                  1999        1998        1997
                                                ---------   ---------   ---------
                                                      (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
Net income (loss):
  As reported.................................  $(53,014)    $22,462     $85,887
  Pro forma...................................   (63,458)     15,093      81,157

Basic earnings (loss) per share:
  As reported.................................  $  (0.58)    $  0.25     $  0.95
  Pro forma...................................     (0.69)       0.17        0.89

Diluted earnings (loss) per share:
  As reported.................................  $  (0.58)    $  0.24     $  0.91
  Pro forma...................................     (0.69)       0.16        0.86

                                  COMPUSA INC.

14.  STOCKHOLDERS' EQUITY (CONTINUED)

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

14.  STOCKHOLDERS' EQUITY (CONTINUED)

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

15.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash payments for interest and income taxes are as follows:

                                                          FISCAL YEAR ENDED
                                                  ---------------------------------
                                                  JUNE 26,    JUNE 27,    JUNE 28,
                                                    1999        1998        1997
                                                  ---------   ---------   ---------
                                                           (IN THOUSANDS)
Cash paid (received) during the periods for:
  Interest......................................  $ 15,151     $10,957     $11,154
  Income taxes..................................   (23,585)     48,623      59,823

Investing activities not affecting cash are as
  follows:
  Additions to property and equipment under
    capital leases..............................  $    646     $    93     $ 1,043

Financing activities not affecting cash are as
  follows:
  Seller Note issued in connection with the
    Computer City acquisition...................  $136,000     $    --     $    --

16.  SEGMENT REPORTING

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

                                  COMPUSA INC.

16.  SEGMENT REPORTING (CONTINUED)

    DIRECT--The Direct segment is comprised of sales of products and services to corporate, government, and education customers. In fiscal 1999, 1998, and 1997, such sales were fulfilled from either the Company's distribution and configuration facility in the Dallas/Fort Worth area or from the Company's Computer Superstores. As more fully described in Note 3 the Company committed to a plan to redesign its sales, fulfillment and configuration activities to corporate, government, and education customers in connection with the Fourth Quarter Initiatives.

    COMPUSA PC--The CompUSA PC segment is comprised of the Company's assembly operations related to its CompUSA PC brand of desktop and notebook personal computers and servers. The CompUSA PC segment sells build-to-order products directly to consumers and assembles pre-configured products for sale in the Company's Computer Superstores.

    COMPUSA NET.COM--The CompUSA Net.com segment consists of the mail order, fulfillment, and retail Internet sales operations previously conducted by the CompUSA Direct division of the Company. As more fully described in Note 3, in the third quarter of fiscal 1999, the Company contributed the net assets of the CompUSA Direct division to CompUSA Net.com and announced plans to change the operations of CompUSA Net.com to an Internet-only business. As a result, the mail order and other non-Internet sales operations previously conducted by the CompUSA Direct division and contributed to CompUSA Net.com were phased out or transferred to the Company beginning in the fourth quarter of fiscal 1999.

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

16.  SEGMENT REPORTING (CONTINUED)

    The following tables summarize the results of operations and other information for the Company's segments:

                                                        FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                         ---------------------------------------------------------------------
                                                                      DEPRECIATION
                                                        OPERATING         AND          CAPITAL
                                         NET SALES    INCOME (LOSS)   AMORTIZATION   EXPENDITURES   ASSETS(1)
                                         ----------   -------------   ------------   ------------   ----------
                                                                    (IN THOUSANDS)
Retail.................................  $4,127,704     $ 191,663        $27,637        $38,787     $  783,683
Direct.................................   1,882,879        (2,916)        16,741          6,487        260,329
CompUSA PC.............................     119,022        (4,604)           410          2,208         13,237
CompUSA Net.com........................     251,601        (3,589)         2,154            975         17,874
                                         ----------     ---------        -------        -------     ----------
                                          6,381,206       180,554         46,942         48,457      1,075,123

Intersegment sales.....................    (132,688)           --             --             --             --

Unallocated:
  General and administrative
    expenses...........................          --      (170,048)        22,096             --             --
  Non-recurring and restructuring
    charges(2).........................          --       (76,350)            --             --             --

Corporate assets.......................          --            --             --         36,823        406,592
                                         ----------     ---------        -------        -------     ----------
                                         $6,248,518     $ (65,844)       $69,038        $85,280     $1,481,715
                                         ==========     =========        =======        =======     ==========

                                                        FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                         ---------------------------------------------------------------------
                                                                      DEPRECIATION
                                                        OPERATING         AND          CAPITAL
                                         NET SALES    INCOME (LOSS)   AMORTIZATION   EXPENDITURES   ASSETS(1)
                                         ----------   -------------   ------------   ------------   ----------
                                                                    (IN THOUSANDS)
Retail.................................  $3,335,525     $ 195,891       $ 20,966       $ 57,473     $  656,325
Direct.................................   1,684,821        30,012          9,781         26,024        267,008
CompUSA PC.............................      66,430        (9,042)            33            252            902
CompUSA Net.com........................     205,316        (2,189)         2,076          1,039         35,296
                                         ----------     ---------       --------       --------     ----------
                                          5,292,092       214,672         32,856         84,788        959,531

Intersegment sales.....................     (72,896)           --             --             --             --

Unallocated:
  General and administrative
    expenses...........................          --      (116,399)        16,111             --             --
  Non-recurring amortization charge....          --       (55,885)        55,885             --             --

Corporate assets.......................          --            --             --         53,310        212,485
                                         ----------     ---------       --------       --------     ----------
                                         $5,219,196     $  42,388       $104,852       $138,098     $1,172,016
                                         ==========     =========       ========       ========     ==========

------------------------

NOTES ON FOLLOWING PAGE.

                                  COMPUSA INC.

16.  SEGMENT REPORTING (CONTINUED)

                                           FOR THE FISCAL YEAR ENDED JUNE 28, 1997
                                          ------------------------------------------
                                                                        DEPRECIATION
                                                          OPERATING         AND
                                           NET SALES    INCOME (LOSS)   AMORTIZATION
                                          -----------   -------------   ------------
                                                        (IN THOUSANDS)
Retail..................................  $2,957,791      $182,070        $16,714
Direct..................................   1,408,156        47,286          6,843
CompUSA Net.com.........................     186,099         6,811          1,236
                                          ----------      --------        -------
                                           4,552,046       236,167         24,793

Unallocated:
  General and administrative expenses...          --       (92,183)        10,832
                                          ----------      --------        -------
                                          $4,552,046      $143,984        $35,625
                                          ==========      ========        =======

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

(2) As more fully described in Note 3, the Company incurred various non-recurring and restructuring charges in connection with the Fiscal 1999 Initiatives. Of such charges, $39.7 million were charged to cost of sales and occupancy costs and $15.7 million were charged to operating expenses, which amounts were excluded from the determination of the operating income
    (loss) of the Company's segments above. In addition, the Company recorded $20.9 million of restructuring charges in fiscal 1999. Of the aggregate of such non-recurring and restructuring charges, the Company estimates that $11.9 million related to the Retail segment, $59.1 million related to the Direct segment, and $4.4 million related to the CompUSA Net.com segment.

                                  COMPUSA INC.

17.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               FOR THE FISCAL YEAR ENDED JUNE 26, 1999
                                                          -------------------------------------------------
                                                            FIRST        SECOND       THIRD        FOURTH
                                                           QUARTER      QUARTER      QUARTER     QUARTER(2)
                                                          ----------   ----------   ----------   ----------
AS RESTATED (1):
Net sales...............................................  $1,375,439   $1,753,776   $1,672,479   $1,446,824
Cost of sales and occupancy costs.......................   1,182,823    1,519,273    1,459,261    1,298,114
Gross profit............................................     192,616      234,503      213,218      148,710
Restructuring charge....................................          --           --           --       20,938
Operating income (loss).................................      12,949       24,455       (5,425)     (97,823)
Net income (loss).......................................       6,232       12,869       (6,623)     (65,492)
Basic earnings (loss) per share.........................  $     0.07   $     0.14   $    (0.07)  $    (0.71)
Diluted earnings (loss) per share.......................  $     0.07   $     0.14   $    (0.07)  $    (0.71)
Weighted average common shares..........................      91,243       91,408       91,553       91,755
Weighted average common shares assuming
  dilution..............................................      93,041       92,834       91,553       91,755
AS PREVIOUSLY REPORTED:
Net sales...............................................  $1,392,140   $1,776,374   $1,691,350   $1,461,527
Cost of sales and occupancy costs.......................   1,195,786    1,536,611    1,474,843    1,311,090
Gross profit............................................     196,354      239,763      216,507      150,437
Restructuring charge....................................          --           --           --       20,938
Operating income (loss).................................      16,051       28,849       (2,689)     (96,427)
Net income (loss).......................................       8,140       15,571       (4,940)     (64,518)
Basic earnings (loss) per share.........................  $     0.09   $     0.17   $    (0.05)  $    (0.70)
Diluted earnings (loss) per share.......................  $     0.09   $     0.17   $    (0.05)  $     0.70)

                                                               FOR THE FISCAL YEAR ENDED JUNE 27, 1998
                                                          -------------------------------------------------
                                                            FIRST        SECOND       THIRD        FOURTH
                                                           QUARTER      QUARTER      QUARTER      QUARTER
                                                          ----------   ----------   ----------   ----------
AS RESTATED (1):
Net sales...............................................  $1,176,806   $1,436,965   $1,432,472   $1,172,953
Cost of sales and occupancy costs.......................   1,005,132    1,227,688    1,232,548    1,026,078
Gross profit............................................     171,674      209,277      199,924      146,875
Non-recurring amortization charge (3)...................          --           --           --       55,885
Operating income (loss).................................      36,022       51,674       38,220      (83,528)
Net income (loss).......................................      21,454       31,242       22,726      (52,960)
Basic earnings (loss) per share.........................  $     0.23   $     0.34   $     0.25   $    (0.58)
Diluted earnings (loss) per share.......................  $     0.23   $     0.33   $     0.24   $    (0.58)
Weighted average common shares..........................      91,659       91,405       91,518       90,893
Weighted average common shares assuming
  dilution..............................................      95,514       95,508       94,692       90,893
AS PREVIOUSLY REPORTED:
Net sales...............................................  $1,191,812   $1,456,725   $1,451,819   $1,185,685
Cost of sales and occupancy costs.......................   1,016,213    1,241,979    1,246,634    1,035,891
Gross profit............................................     175,599      214,746      205,185      149,794
Non-recurring amortization charge (3)...................          --           --           --       55,885
Operating income (loss).................................      39,283       56,267       42,631      (81,025)
Net income (loss).......................................      23,459       34,067       25,438      (51,421)
Basic earnings (loss) per share.........................  $     0.26   $     0.37   $     0.28   $    (0.57)
Diluted earnings (loss) per share.......................  $     0.25   $     0.36   $     0.27   $     0.57)

------------------------------
(1) As more fully described in Note 2 of Notes to Consolidated Financial Statements, the Company changed its accounting policy with respect to the recognition of revenues and related direct selling expenses from the sale of certain extended service plans effective as of the beginning of fiscal 2000. As a result of the change in accounting policy, the Company has restated its previously published financial statements.
(2) In the fourth quarter of fiscal 1999, the Company recorded non-recurring and restructuring charges aggregating approximately $80.2 million, see Note 3 of Notes to Consolidated Financial Statements.
(3) For a discussion of the Company's fiscal 1998 non-recurring amortization charge, see Note 4 of Notes to Consolidated Financial Statements.

                                  COMPUSA INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

   FOR THE FISCAL YEARS ENDED JUNE 26, 1999, JUNE 27, 1998, AND JUNE 28, 1997

                                 (IN THOUSANDS)

                                                         ADDITIONS    ADDITIONS
                                           BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING OF   COSTS AND      OTHER                     END OF
                                              YEAR        EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
                                          ------------   ----------   ----------   ----------   ----------
ALLOWANCES DEDUCTED FROM ACCOUNTS
RECEIVABLE FOR ESTIMATED UNCOLLECTIBLE
AMOUNTS:
Fiscal year ended June 26, 1999.........     $3,524        $3,432      $    --       $2,639       $ 4,317
Fiscal year ended June 27, 1998.........      2,883         1,601           --          960         3,524
Fiscal year ended June 28, 1997.........      1,692           959           --         (232)        2,883

RESERVE FOR FUTURE RENTAL OBLIGATIONS,
CARRYING COSTS AND OTHER CLOSING COSTS
RELATED TO CLOSED/ABANDONED FACILITIES:
Fiscal year ended June 26, 1999.........     $   --        $5,548      $29,000(a)    $9,917(b)    $24,631

RESERVE FOR SEVERANCE COSTS RELATED TO
THE FOURTH QUARTER INITIATIVES:
Fiscal year ended June 26, 1999.........     $   --        $2,099      $    --       $1,452       $   647

------------------------

(a) Recorded in connection with the acquisition of Computer City.

(b) Net of $4,190 of cash received upon the assumption of certain leases by a third party.

                               INDEX TO EXHIBITS

     EXHIBIT NO.                                  EXHIBIT
---------------------                             -------
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

         4.11           Subsidiary Guaranty dated as of August 31, 1998, of the
                          Company's indebtedness under the Indenture executed by Computer City, Inc.(10)

     EXHIBIT NO.                                  EXHIBIT
---------------------                             -------
         4.12           Seventh Supplemental Indenture dated as of June 28, 1999
                          among the Company, CompTeam Inc., CompUSA Holdings II
                          Inc., CompUSA Holdings I Inc., CompUSA Stores L.P.,
                          CompUSA Holdings Company, CompUSA Management Company,
                          CompUSA PC Operating Company, CompUSA GP Holdings Company
                          and CompUSA PC Inc.(15)

         4.13           Subsidiary Guarantee dated as of June 28, 1999, of the
                          Company's indebtedness under the Indenture as executed by
                          CompUSA PC Inc.(15)

         4.14           Subsidiary Guarantee dated as of June 28, 1999, of the
                          Company's indebtedness under the Indenture as executed by
                          CompUSA GP Holdings Company.(15)

         4.15           Subsidiary Guarantee dated as of June 28. 1999, of the
                          Company's indebtedness under the Indenture as executed by
                          CompUSA PC Operating Company.(15)

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

         4.18           Subordinated Promissory Note dated August 31, 1998, in the principal amount of $136,000,000 issued in favor of Tandy
                          Corporation.(2)

        10.1            $500,000,000 Loan and Security Agreement dated as of
                          June 30, 1999 (the "Loan Agreement") among the Company,
                          CompUSA Stores L.P., certain lenders of the Company and CompUSA L.P. and NationsBank, N.A., as administrative agent and a lender.(15)

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

        10.9            Form of Employment Agreement dated as of August 16, 1996,
                          between the Company and James F. Halpin.(9)

     EXHIBIT NO.                                  EXHIBIT
---------------------                             -------
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

        10.13           Amendment No. 2 to CompSavings Plan dated May 3, 1999.(15)

        10.14           Amended and Restated CompUSA Inc. Deferred Compensation Plan
                          (the "Deferred Compensation Plan").(5)

        10.15           Amendment No. 1 to Deferred Compensation Plan dated
                          November 23, 1998.(15)

        10.16           Amended and Restated CompUSA Inc. Long-Term Incentive
                          Plan.(11)

        10.17           PCs Compleat, Inc. 1991 Stock Option Plan.(16)

        10.18           CompUSA Inc. Officers' Bonus Plan.(10)

        10.19           CompUSA Inc. Nonstatutory Option Plan.(15)

        10.20           CompUSA Inc. Supplemental Bonus and Retention Plan.(15)

        10.21           CompUSA Inc. Restricted Stock Plan.(15)

        10.22           CompUSA Inc. 1999 Change In Control Termination Plan. (11)

        10.23           CompUSA Inc. cozone.com Stock Option Plan. (11)

        10.24           cozone.com inc. Long-Term Incentive Plan and related form of
                          cozone.com inc. Nonstatutory Stock Option Agreement. (11)

        10.25           Secured Wholesale Finance Agreement dated as of November 3,
                          1999 between CompUSA Stores L.P. and FINOVA Capital
                          Corporation and related Corporate Guaranty of CompUSA Inc.
                          (11)

        10.26           Products and Services Agreement dated effective as of
                          August 28, 1999, between the Company and Ingram Micro Inc.
                          (Portions of this exhibit have been excluded pursuant to a request for confidential treatment.)(15)

        21              Subsidiaries.(11)

        23              Consent of Ernst & Young LLP.(18)

        27              Restated Financial Data Schedule.(17)

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

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1999, and incorporated herein by reference.

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

(15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 26, 1999, as originally filed, and incorporated herein by reference.

(16) Previously filed as an exhibit to the Company's Registration Statement No. 333-06235 on Form S-8 and incorporated herein by reference.

(17) Included with EDGAR version only.

(18) Filed herewith.