Form 10-Q
period 1999-12-25
COMPUSA INC
filed 2000-02-08
CIK 880323

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999
                                       OR

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

                                 Yes _X_ No ___

    The registrant had 92,693,889 shares of common stock, $.01 per share par value, outstanding as of February 7, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets at December 25, 1999 (unaudited)
            and June 26, 1999.........................................      3

          Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended December 25, 1999 and
            December 26, 1998 (unaudited).............................      4

          Consolidated Statements of Cash Flows for the twenty-six
            weeks ended December 25, 1999 and December 26, 1998
            (unaudited)...............................................      5

          Notes to Consolidated Financial Statements (unaudited)......      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     23

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...     44

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...........................................     45

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     45

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K............................     46

SIGNATURES............................................................     47

                                  COMPUSA INC.

                          CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                                              DECEMBER 25,    JUNE 26,
                                                                  1999          1999
                                                              ------------   ----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $  204,914    $  173,350
  Accounts receivable, net of allowance for doubtful
    accounts of $4,494 at December 25, 1999 and $4,317 at
    June 26, 1999...........................................      143,036       214,960
  Merchandise inventories...................................      736,181       667,514
  Deferred income taxes.....................................       35,158        32,106
  Prepaid expenses and other................................       12,214        20,607
                                                               ----------    ----------
    Total current assets....................................    1,131,503     1,108,537
Property and equipment, net.................................      286,607       227,113
Deferred income taxes.......................................       30,299        37,520
Costs in excess of net assets of acquired businesses, net...      100,801       103,515
Other assets................................................        8,917         5,030
                                                               ----------    ----------
                                                               $1,558,127    $1,481,715
                                                               ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  741,954    $  645,067
  Accrued liabilities.......................................      194,906       188,936
  Deferred revenue..........................................       21,814        21,595
  Senior Subordinated Notes.................................           --       110,000
  Current portion of capital lease obligations..............          584           828
                                                               ----------    ----------
    Total current liabilities...............................      959,258       966,426
Deferred revenue............................................       27,333        28,644
Note payable to Tandy Corporation...........................      136,000       136,000
Borrowings under the Credit Agreement.......................      100,000            --
Capital lease obligations...................................           --           169
Commitments and contingencies...............................           --            --
Stockholders' equity:
  Preferred stock, $.01 per share par value, 10,000 shares
    authorized, none issued.................................           --            --
  Common stock, $.01 per share par value; 325,000,000 shares authorized with shares issued of 94,089,532 at
    December 25, 1999 and 94,105,525 at June 26, 1999.......          941           941
  Paid-in capital...........................................      257,589       281,056
  Retained earnings.........................................      111,708       126,654
                                                               ----------    ----------
                                                                  370,238       408,651
  Less: Treasury stock, at cost, 1,395,643 shares at
    December 25, 1999 and 2,339,678 shares at June 26,
    1999....................................................      (34,702)      (58,175)
                                                               ----------    ----------
  Total stockholders' equity................................      335,536       350,476
                                                               ----------    ----------
                                                               $1,558,127    $1,481,715
                                                               ==========    ==========

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                 THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                              ---------------------------   ---------------------------
                                              DECEMBER 25,   DECEMBER 26,   DECEMBER 25,   DECEMBER 26,
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------
Net sales...................................   $1,383,738     $1,753,776     $2,730,984     $3,129,215
Cost of sales and occupancy costs...........    1,158,619      1,519,273      2,302,469      2,702,096
                                               ----------     ----------     ----------     ----------
    Gross profit............................      225,119        234,503        428,515        427,119

Operating expenses..........................      169,165        169,595        341,023        315,259
Pre-opening expenses........................          915          2,095          2,594          3,461
General and administrative expenses.........       52,385         38,358         99,134         70,995
Restructuring charge (credit)...............         (397)            --         (2,573)            --
                                               ----------     ----------     ----------     ----------
    Operating income (loss).................        3,051         24,455        (11,663)        37,404

Other expense (income):
    Interest expense........................        6,442          6,989         13,194         11,372
    Other income, net.......................         (128)        (3,504)          (942)        (5,044)
                                               ----------     ----------     ----------     ----------
                                                    6,314          3,485         12,252          6,328
                                               ----------     ----------     ----------     ----------
Income (loss) before income taxes...........       (3,263)        20,970        (23,915)        31,076
Income tax expense (benefit)................       (1,225)         8,101         (8,969)        11,975
                                               ----------     ----------     ----------     ----------
Net income (loss)...........................   $   (2,038)    $   12,869     $  (14,946)    $   19,101
                                               ==========     ==========     ==========     ==========

Basic earnings (loss) per share.............   $    (0.02)    $     0.14     $    (0.16)    $     0.21
Diluted earnings (loss) per share...........   $    (0.02)    $     0.14     $    (0.16)    $     0.21

Weighted average common shares..............       92,694         91,408         92,697         91,325
Weighted average common shares assuming
  dilution..................................       92,694         92,834         92,697         92,938

                            See accompanying notes.

                                  COMPUSA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                TWENTY-SIX WEEKS ENDED
                                                              ---------------------------
                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
Cash flows provided by (used in) operating activities:
  Net income (loss).........................................    $ (14,946)     $  19,101
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization.........................       38,950         33,002
      Non-cash restructuring and other non-recurring
        charges.............................................       12,004             --
      Deferred revenue......................................       (1,092)         7,516
      Deferred income taxes.................................        4,169          2,002
      Other non-cash charges................................           --          2,410
    Changes in assets and liabilities:
      Decrease (increase) in:
        Accounts receivable.................................       64,215          4,125
        Merchandise inventories.............................      (72,037)      (133,537)
        Prepaid expenses and other assets...................        8,393          8,214
        Other assets........................................         (315)            --
      Increase in accounts payable and accrued
        liabilities.........................................      104,273        370,986
                                                                ---------      ---------
          Total adjustments.................................      158,560        294,718
                                                                ---------      ---------
          Net cash provided by operating activities.........      143,614        313,819
Cash flows provided by (used in) investing activities:
  Capital expenditures......................................      (97,041)       (36,391)
  Payment for purchase of Computer City, net of cash
    acquired................................................           --        (34,841)
  Proceeds from sale of Canadian stores.....................           --          8,980
  Other.....................................................          723            385
                                                                ---------      ---------
          Net cash used in investing activities.............      (96,318)       (61,867)

Cash flows provided by (used in) financing activities:
  Payment of Senior Subordinated Notes......................     (110,000)            --
  Fees paid for Credit Agreement............................       (5,257)            --
  Borrowings under Credit Agreement.........................      110,000             --
  Repayment of borrowings under Credit Agreement............      (10,000)            --
  Payments under capital lease obligations..................         (483)        (1,210)
  Proceeds from issuance of common stock....................            8            378
                                                                ---------      ---------
          Net cash used in financing activities.............      (15,732)          (832)

Net increase in cash and cash equivalents...................       31,564        251,120
Cash and cash equivalents at beginning of period............      173,350        151,779
                                                                ---------      ---------
Cash and cash equivalents at end of period..................    $ 204,914      $ 402,899
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete interim financial statements. Therefore, these financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the fiscal year ended June 26, 1999.

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

    All references herein to "fiscal 2000" relate to the fifty-two weeks ending June 24, 2000, and references to "fiscal 1999" relate to the fifty-two weeks ended June 26, 1999. In addition, all references herein to "second quarter of fiscal 2000" and "first six months of fiscal 2000" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 25, 1999, and all references to "second quarter of fiscal 1999" and "first six months of fiscal 1999" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 26, 1998.

2. SUBSEQUENT EVENT--OFFER TO PURCHASE

    On January 23, 2000, the Company entered into a definitive merger agreement with Grupo Sanborns, S.A. de C.V. ("Grupo Sanborns") and TPC Acquisition Corp. ("TPC"), a wholly-owned subsidiary of Grupo Sanborns, providing for the acquisition by TPC of all of the outstanding shares of common stock of the Company ("Common Stock") for $10.10 per share in cash (the "Merger Agreement"). Under the terms of the Merger Agreement, Grupo Sanborns commenced a tender offer on February 1, 2000 to acquire all of the Common Stock that it and its affiliates do not already own (the "Tender Offer"). Grupo Sanborns currently indirectly owns approximately 14.8% of the Common Stock. The Merger Agreement has been unanimously approved by the Board of Directors of the Company.

    Upon completion of the Tender Offer and the satisfaction or waiver of certain conditions, TPC will be merged with and into the Company and the Company will be the surviving corporation, unless Grupo Sanborns elects, in its sole discretion, to cause the Company to merge into TPC, with TPC continuing as the surviving corporation (the "Merger").

    The accompanying financial statements do not reflect adjustments, if any, to the carrying values of assets and liabilities that may be required to be recorded in the event the Merger is consummated, or the effects of transactions, if any, consummated concurrently with or as a result of the Merger.

                                  COMPUSA INC.

                                  (UNAUDITED)

2. SUBSEQUENT EVENT--OFFER TO PURCHASE (CONTINUED)

    The Tender Offer is subject to certain terms and conditions, including, among other things, that the number of shares of Common Stock validly tendered and not properly withdrawn prior to the expiration of the Tender Offer, together with the shares of Common Stock then owned by TPC, Grupo Sanborns, and their respective affiliates, represents at least two-thirds of the total number of outstanding shares of Common Stock on a fully diluted basis (the "Minimum Tender Condition"). If after consummation of the Tender Offer TPC owns at least 90% of the then-outstanding shares of Common Stock, TPC, at its sole discretion, will be able to cause the Merger to occur without a vote of the Company's stockholders. If, however, after consummation of the Tender Offer TPC owns less than 90% of the then-outstanding shares of Common Stock, a vote of the Company's stockholders will be required to approve the Merger, and a significantly longer period of time will be required to effect the Merger.

    In the event the Merger Agreement is terminated as a result of the acceptance or intended acceptance by the Company of a competing acquisition proposal, or in certain other circumstances set forth in the documents filed with the Securities and Exchange Commission with regard to the Tender Offer, the Company would be required to pay a termination fee in the amount of $20.0 million to Grupo Sanborns and TPC, which fee would be considered reimbursement to Grupo Sanborns and TPC for all fees and expenses related to this Tender Offer.

3. CHANGE IN ACCOUNTING POLICY--EXTENDED SERVICE PLANS

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

    Effective as of the beginning of fiscal 2000, the Company changed its accounting policy with respect to the recognition of revenues from the sale of Obligor Contracts. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the Administrator at the time of sale), ratably over the terms of the Obligor Contracts sold, generally two to five years. Previously, the Company recognized substantially all revenues, net of direct selling expenses, from the sale of Obligor Contracts at the time of sale. Such previous policy was adopted in fiscal 1996 concurrent with the consummation of an agreement with a new Administrator. The Company has given retroactive effect to this new accounting policy by restatement of the Company's previously published financial statements beginning with fiscal 1996.

    The Company has and will continue to recognize revenues from the sale of Non-Obligor Contracts at the time of sale. However, the Company has also reclassified its previously published financial statements to show the net commission income from the sale of Non-Obligor Contracts (retail price less the lump sum payment due to the Administrator at the time of sale) as a component of net sales. Previously, the Company reflected the full retail price of the Non-Obligor Contracts as a component of net sales and the amount paid to the Administrator as a component of costs of sales and occupancy costs.

                                  COMPUSA INC.

                                  (UNAUDITED)

3. CHANGE IN ACCOUNTING POLICY--EXTENDED SERVICE PLANS (CONTINUED)

    The impact of the restatement and reclassification on the consolidated statements of operations for the thirteen weeks and twenty-six weeks ended December 26, 1998 is as follows (in thousands, except per share amounts):

                                          THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                            DECEMBER 26, 1998             DECEMBER 26, 1998
                                       ---------------------------   ---------------------------
                                       AS PREVIOUSLY                 AS PREVIOUSLY
                                         REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                       -------------   -----------   -------------   -----------
Net sales............................   $1,776,374     $1,753,776     $3,168,514     $3,129,215
Cost of sales and occupancy costs....    1,536,611      1,519,273      2,732,397      2,702,096
Operating expenses...................      170,461        169,595        316,761        315,259
Income tax expense...................        9,793          8,101         14,861         11,975
Net income...........................       15,571         12,869         23,711         19,101
Basic earnings per share.............         0.17           0.14           0.26           0.21
Diluted earnings per share...........         0.17           0.14           0.26           0.21

    In addition, the restatement resulted in changes to the consolidated balance sheet as of June 26, 1999, and the statement of cash flows for the twenty-six weeks ended December 26, 1998.

4. FISCAL 1999 INITIATIVES

    In fiscal 1999, the Company implemented various programs and initiatives (collectively, the "Fiscal 1999 Initiatives") that included (1) initiatives announced in the fourth quarter of fiscal 1999 as a result of the Company's extensive evaluation of its core businesses (the "Fourth Quarter Initiatives"),
(2) the formation of an Internet retailing subsidiary (the "Internet Retailing Initiative"), (3) information technology initiatives (the "IT Initiatives"), and
(4) the transition of the former Computer City stores to the CompUSA Computer Superstore(SM) format (the "Computer City Transition"). Non-recurring and restructuring charges incurred in connection with these initiatives aggregated approximately $84.0 million in fiscal 1999. Additional costs incurred in connection with these initiatives were approximately $16.7 million in the first quarter of fiscal 2000 and $7.7 million in the second quarter of fiscal 2000.

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

    The following table summarizes the financial statement classification of the non-recurring and restructuring charges incurred in the second quarter of fiscal 2000:

                                                   FOURTH
                                                   QUARTER
                                                 INITIATIVES   IT INITIATIVES    TOTAL
                                                 -----------   --------------   --------
                                                             (IN THOUSANDS)
Operating expenses.............................    $6,655          $  357        $7,012
General and administrative expenses............        --           1,120         1,120
Restructuring charge...........................      (397)             --          (397)
                                                   ------          ------        ------
                                                   $6,258          $1,477        $7,735
                                                   ======          ======        ======

    The following table summarizes the nature of the non-recurring and restructuring charges incurred in the second quarter of fiscal 2000:

                                                   FOURTH
                                                   QUARTER
                                                 INITIATIVES   IT INITIATIVES    TOTAL
                                                 -----------   --------------   --------
                                                             (IN THOUSANDS)
Non-cash charges for asset write-downs,
  primarily estimated losses related to the
  change in the extended service plan
  provider.....................................    $2,549          $   --        $2,549
Personnel costs and professional fees..........     1,096           1,477         2,573
Transition expenses related to the
  implementation of the Fourth Quarter
  Initiatives..................................     3,010              --         3,010
                                                   ------          ------        ------
                                                    6,655           1,477         8,132

Amounts included in restructuring charge:
  Severance and other personnel costs..........      (517)             --          (517)
  Professional and consulting fees.............       120              --           120
                                                   ------          ------        ------
                                                     (397)             --          (397)
                                                   ------          ------        ------
                                                   $6,258          $1,477        $7,735
                                                   ======          ======        ======

    The following table summarizes the financial statement classification of the non-recurring and restructuring charges incurred in the first six months of fiscal 2000:

                                                 FOURTH       INTERNET
                                                 QUARTER     RETAILING
                                               INITIATIVES   INITIATIVE   IT INITIATIVES    TOTAL
                                               -----------   ----------   --------------   --------
                                                                  (IN THOUSANDS)
Cost of sales and occupancy costs............    $ 1,853       $1,530         $   --       $ 3,383
Operating expenses...........................     19,837           --            357        20,194
General and administrative expenses..........         --           --          3,402         3,402
Restructuring charge.........................     (2,573)          --             --        (2,573)
                                                 -------       ------         ------       -------
                                                 $19,117       $1,530         $3,759       $24,406
                                                 =======       ======         ======       =======

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

    The following table summarizes the nature of the non-recurring and restructuring charges incurred in the first six months of fiscal 2000:

                                                 FOURTH       INTERNET
                                                 QUARTER     RETAILING
                                               INITIATIVES   INITIATIVE   IT INITIATIVES    TOTAL
                                               -----------   ----------   --------------   --------
                                                                  (IN THOUSANDS)
Non-cash charges for asset write-downs,
  primarily inventory and estimated losses
  related to the change in the extended
  service plan provider......................    $ 9,549       $1,530         $   --       $11,079
Write-down of fixed assets with no future
  utility....................................      3,722           --             --         3,722
Personnel costs and professional fees........      1,096           --          3,759         4,855
Transition expenses related to the
  implementation of the Fourth Quarter
  Initiatives................................      7,323           --             --         7,323
                                                 -------       ------         ------       -------
                                                  21,690        1,530          3,759        26,979

Amounts included in restructuring charge:
  Adjustments to previously recorded
    restructuring charges:
    Exit costs related to the write-down of
      fixed assets and the accrual of future
      rental obligations of the Company's
      fulfillment and configuration
      facility...............................     (5,011)          --             --        (5,011)
    Reserve for future rental obligations for
      closed stores and related lease
      carrying costs and other closing
      costs..................................        183           --             --           183
    Severance and other personnel costs......      2,135           --             --         2,135
    Professional and consulting fees.........        120           --             --           120
                                                 -------       ------         ------       -------
                                                  (2,573)          --             --        (2,573)
                                                 -------       ------         ------       -------
                                                 $19,117       $1,530         $3,759       $24,406
                                                 =======       ======         ======       =======

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

    FOURTH QUARTER INITIATIVES--The Fourth Quarter Initiatives were announced by the Company on June 24, 1999, as a result of the Company's extensive evaluation of its core businesses. The Fourth Quarter Initiatives were designed to increase gross margins, reduce operating costs, improve customer service, and position the Company to take advantage of additional strategic opportunities. The Company recorded charges related to the Fourth Quarter Initiatives of approximately $67.5 million in the fourth quarter of fiscal 1999, $12.9 million in the first quarter of fiscal 2000, and $6.3 million in the second quarter of fiscal 2000.

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

    The Company incurred expenses of $62,000 in the second quarter of fiscal 2000 and $207,000 in the first quarter of fiscal 2000 in connection with the streamlining of the training business. Costs incurred in both the first and second quarters of fiscal 2000 related primarily to transition expenses, primarily advertising and marketing expenses, incurred in connection with the implementation of the new organizational structure.

    REORGANIZATION OF TECHNICAL SERVICES BUSINESS--As a result of the evaluation of its technical services business, the Company implemented a strategy to focus on high-volume technical service opportunities, including "break-fix" and on-site warranty and technical services. In addition, the Company outsourced networking and systems configuration services to third-party providers.

    The Company incurred expenses of $37,000 in the second quarter of fiscal 2000 and $29,000 in the first quarter of fiscal 2000 in connection with the reorganization of the technical services business. Costs incurred in both the first and second quarters of fiscal 2000 related primarily to advertising, marketing, and consulting expenses, incurred in connection with the implementation of the new organizational structure.

    REDESIGN OF DIRECT SALES FULFILLMENT AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its direct sales fulfillment and configuration activities for corporate, government, and education customers by (1) outsourcing the direct sales fulfillment and configuration operations and (2) consolidating the Company's direct sales organization to a regional sales force and central sales support function.

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

    Costs incurred in connection with the redesign of direct sales fulfillment and configuration activities are as follows:

                                                        THIRTEEN WEEKS ENDED
                                             ------------------------------------------
                                             DECEMBER 25,    SEPTEMBER 25,    JUNE 26,
                                                 1999             1999          1999
                                             -------------   --------------   ---------
                                                           (IN THOUSANDS)
Outsourcing of direct sales fulfillment and
  configuration operations:
  Non-cash charges for asset write-downs,
    primarily commercial inventories.......     $   --           $ 1,500       $37,000
  Termination of approximately 225
    employees and other personnel costs....          6                52           385
  Exit costs related to the write-down of
    fixed assets and accrual of future
    rental obligations of the Company's
    fulfillment and configuration
    facility...............................         --            (5,011)       13,813
  Write-down of fixed assets with no future
    utility................................         --             3,722            --
  Other--transition expenses...............         --                64            --
Consolidation of the Company's direct sales
  organization:
  Non-cash charges for asset write-downs,
    primarily accounts receivables and
    fixed assets with no future utility....        750             1,000         1,623
  Termination of approximately 1,646
    employees and other personnel costs....       (523)            2,363            --
  Professional fees........................      1,165                --            --
  Transition expenses related to the
    start-up of the Company's new
    centralized sales and support facility,
    primarily personnel and facility
    costs..................................      1,879             3,307            --
                                                ------           -------       -------
                                                $3,277           $ 6,997       $52,821
                                                ======           =======       =======

    In connection with the outsourcing of the fulfillment of purchase orders from corporate, government, and education customers, the Company has implemented a plan to liquidate the related commercial inventories in its fulfillment and configuration facility and its retail stores. As a result, the Company wrote down the carrying values of such inventories by approximately $37.0 million in the fourth quarter of fiscal 1999 to management's estimates of the net realizable value of such inventories to be generated from vendor returns, liquidation through third parties, and promotional activities in the Company's stores. Based upon the costs of liquidating certain of such inventories in the first quarter of fiscal 2000 and its estimates of the costs to liquidate the remaining inventories, the Company increased its previous estimate of the write-down of its commercial inventories by $1.5 million in the first quarter of fiscal 2000. The Company liquidated a substantial portion of such inventories in the first and second quarters of fiscal 2000 and anticipates the liquidation of the remaining commercial inventories by the end of the third quarter of fiscal 2000.

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

    In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, purchase orders from corporate, government, and education customers began to be fulfilled by Ingram Micro Inc. ("Ingram Micro"). Based upon its outsourcing of its direct sales fulfillment and configuration operations to Ingram Micro, the Company believed it would abandon its centralized fulfillment and configuration facility. Accordingly, the Company recorded a charge in the fourth quarter of fiscal 1999 of approximately $11.6 million to write down the carrying value of those fixed assets it believed would be abandoned and had no future utility to the Company and a charge of approximately $2.2 million for the estimated remaining lease rental obligations and other carrying costs, net of subrental income, associated with that facility prior to the expiration of the lease term in 2008. In the first quarter of fiscal 2000, the Company determined that it would be able to redeploy certain portions of the centralized fulfillment and configuration facility in its ongoing operating activities, primarily the Company's call center operations. As a result, in the first quarter of fiscal 2000 the Company reversed the previously recorded charge of $2.2 million for estimated remaining net lease rental obligations and reduced the previously recorded estimate of the exit costs related to the fixed assets to be abandoned by $2.8 million. The Company redeployed certain of the assets located in the former centralized fulfillment and configuration facility in its ongoing operating activities. In the first quarter of fiscal 2000, the Company recorded a $3.7 million write-down of the assets in the facility that had no future utility for the Company's ongoing activities.

    In August 1999, the Company organized a regional sales force and central sales support function and opened a new 80,000 square-foot call center in the Dallas/Fort Worth area to accommodate this function. Previously, each store maintained a separate direct sales force. As a result of the consolidation of the direct sales organization and the outsourcing of its direct sales fulfillment and configuration operations, the Company terminated approximately 1,871 employees in August 1999 who were previously responsible for the direct sales activities conducted through the Company's stores and the Company's centralized fulfillment and configuration facility. Costs incurred in connection with these termination actions and other personnel costs related to the redesign of the Company's direct sales fulfillment and configuration activities to its corporate, government, and education customers aggregated approximately $385,000 in the fourth quarter of fiscal 1999 and approximately $2.4 million in the first quarter of fiscal 2000. In the second quarter of fiscal 2000, the Company reversed approximately $517,000 of the previously recorded severance expenses based upon actual severance payments made.

    In connection with the implementation of its plan to redesign its direct sales fulfillment and configuration activities to corporate, government, and education customers, the Company incurred costs of approximately $3.4 million in the first quarter of fiscal 2000 and $3.0 million in the second quarter of fiscal 2000, primarily for start-up personnel, training, and facilities costs related to the Company's new centralized direct sales and support facility located in the Dallas/Fort Worth area as well as professional fees.

    EVALUATION OF THE COMPANY'S STORES--In connection with the Fourth Quarter Initiatives, the Company analyzed each of its retail stores in terms of profitability and growth potential and closed four stores in July 1999. The Company incurred costs of $718,000 in the first quarter of fiscal 2000 related to the closing of these stores. Such costs related primarily to the write-down of inventories, employee terminations, and other closing costs.

    CHANGE IN EXTENDED SERVICE PLAN PROVIDER--In June 1999, in response to a proposed premium rate increase related to the then-current extended service plan program (the "Prior ESP Program"), the Company terminated the Prior ESP Program. In July 1999, the Company implemented a new extended service plan program utilizing new administration and insurance companies. As a result of the foregoing,

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

the Company established reserves for estimated costs of $2.0 million in the fourth quarter of fiscal 1999, $4.2 million in the first quarter of fiscal 2000, and $1.8 million in the second quarter of fiscal 2000 associated with certain unresolved issues with the administrator of the Prior ESP Program, primarily related to repair services provided by the Company to the administrator of the Prior ESP Program, as well as repair services provided by the Company subsequent to the termination of the Prior ESP Program.

    The administration of the extended service plans sold pursuant to the Prior ESP Program is the responsibility of the administrator of the Prior ESP Program and/or the insurance companies that insured the administration obligations of the Prior ESP Program. In July 1999, the Company elected, for business and customer relations reasons, to provide supplemental administrative services to purchasers of extended service plans sold pursuant to the Prior ESP Program who experienced difficulty in obtaining services from the administrator of the Prior ESP Program. The Company incurred and expensed costs of approximately $748,000 in the first quarter of fiscal 2000 and $1.1 million in the second quarter of fiscal 2000 in connection with providing these supplemental administrative services. However, the Company is currently seeking reimbursement from the insurance companies of the costs incurred by the Company in fiscal 2000 in providing these supplemental services. The Company believes it is entitled to full reimbursement of such costs and, during the third quarter of fiscal 2000, the Company expects to consummate an arrangement with the insurance companies for the reimbursement of such costs. In addition, the Company expects, during the third quarter of fiscal 2000, to reach an agreement with the insurance companies regarding the future administration of the Prior ESP Program. Depending upon the outcome of these negotiations, the Company may (1) record a charge for the estimated additional costs related to the supplemental and future administration of the Prior ESP Program, to the extent such costs are not reimbursed by the insurance companies, or (2) reverse previously recorded expenses related to supplemental administrative services in the event such expenses are subsequently reimbursed.

    INTERNET RETAILING INITIATIVE--In March 1999, the Company completed the formation of CompUSA Net.com Inc. ("CompUSA Net.com") by contributing to it the net assets of the Company's CompUSA Direct division. Prior to the formation of CompUSA Net.com, the Company conducted its mail order, fulfillment, and retail Internet sales operations through CompUSA Direct. Concurrent with the formation of CompUSA Net.com, the Company announced plans to change the operations of CompUSA Net.com to an Internet-only business. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company. In October 1999, the Company transferred CompUSA Net.com's Internet business to cozone.com l.l.c., an indirect subsidiary of the Company. Another indirect subsidiary, cozone.com inc., is the sole manager of cozone.com l.l.c. These two subsidiaries are collectively referred to in these consolidated financial statements as "cozone.com."

    The Company incurred costs of approximately $1.5 million in the first quarter of fiscal 2000 related to the implementation of its Internet retailing strategy, primarily the write-down of inventories not consistent with this strategy to their estimated net realizable value upon liquidation with a third party.

    Due to lower-than-expected net sales at cozone.com in the second quarter of fiscal 2000, the Company is currently reevaluating the role of cozone.com in the Company's overall Internet retailing strategy. Depending on the outcome of this evaluation, the Company may incur additional charges or require additional capital related to a change in the Company's Internet retailing strategy.

                                  COMPUSA INC.

                                  (UNAUDITED)

4. FISCAL 1999 INITIATIVES (CONTINUED)

    IT INITIATIVES--In the fourth quarter of fiscal 1998, the Company committed to a new information technology ("IT") strategy. Pursuant to this strategy, the Company outsourced substantially all of its IT processes to a third-party service provider. In addition, the Company selected an Enterprise Resource Management ("ERM") system in fiscal 1999 to replace a substantial portion of the Company's existing IT systems. The Company implemented the first phases of the ERM system in July and August 1999 and expects to complete the final implementation of the ERM system in the first half of fiscal 2001. The Company incurred non-recurring charges of approximately $2.3 million in the first quarter of fiscal 2000 and $1.5 million in the second quarter of fiscal 2000 related primarily to the outsourcing of its IT operations and training and other non-capitalizable costs incurred in connection with the implementation of the ERM system.

    COMPUTER CITY TRANSITION--The Company incurred costs of approximately $2.6 million in the first quarter of fiscal 1999 and $4.6 million in the second quarter of fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. These costs included a $2.4 million charge taken in the first quarter of fiscal 1999 for the closure of CompUSA Computer Superstores in markets where a former Computer City store remained open in close proximity to the closed CompUSA Computer Superstore.

    FISCAL 1999 INITIATIVES RESERVES--In connection with the Fourth Quarter Initiatives, the Company recorded charges in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000 related to (1) the future rental obligations and other lease carrying costs for the four stores closed in July 1999 and (2) future severance payments to be made to employees terminated in connection with these initiatives.

    A rollforward of the reserve for future rental obligations and other lease carrying costs is as follows (in thousands):

Balance at September 25, 1999...............................  $1,103
Payments....................................................    (489)
                                                              ------
Balance at December 25, 1999................................  $  614
                                                              ======

    A rollforward of the reserve for future severance payments is as follows (in thousands):

Balance at September 25, 1999...............................  $  240
Payments....................................................    (138)
                                                              ------
Balance at December 25, 1999................................  $  102
                                                              ======

                                  COMPUSA INC.

                                  (UNAUDITED)

5. PURCHASE OF COMPUTER CITY

    On August 31, 1998, the Company completed the acquisition of Computer City, Inc. ("Computer City") from Tandy Corporation ("Tandy"). The purchase of Computer City was accounted for under the purchase method of accounting. The accompanying statement of operations for the first six months of fiscal 1999 includes the results of operations from the date of acquisition for the former Computer City stores in the United States that the Company operates as CompUSA Computer Superstores. The results of liquidating the 55 Computer City stores in the United States closed by the Company, and the seven Computer City supercenters in Canada sold by the Company, are not included in the accompanying statements of operations for the first six months of fiscal 1999, but rather represent adjustments to the value of the related assets acquired and liabilities assumed. The following pro forma net sales, net loss, and diluted loss per share data summarize the results of operations of the Company for the first six months of fiscal 1999 as if Computer City had been acquired as of the beginning of fiscal 1999. The pro forma results below for the first six months of fiscal 1999 are not necessarily indicative of what actually would have occurred if the acquisition had been in effect during the period presented, and are not intended to be a projection of future results or trends (in thousands, except per share data).

Net sales.......................................  $3,252,482
Net loss........................................      (1,750)
Diluted loss per share..........................       (0.02)

6. EQUITY

    Basic earnings (loss) per share has been computed using the weighted average number of shares of Common Stock outstanding for each period presented. The dilutive effect of stock options and other common stock equivalents is included in the calculation of diluted earnings per share using the treasury stock method.

    The calculation of basic and diluted earnings (loss) per share is summarized as follows:

                                                THIRTEEN WEEKS ENDED           TWENTY-SIX WEEKS ENDED
                                            -----------------------------   -----------------------------
                                            DECEMBER 25,    DECEMBER 26,    DECEMBER 25,    DECEMBER 26,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss).........................     $(2,038)        $12,869        $ (14,946)       $19,101
Weighted average common shares
  outstanding.............................      92,694          91,408           92,697         91,325
                                               -------         -------        ---------        -------
Basic earnings (loss) per share...........     $ (0.02)        $  0.14        $   (0.16)       $  0.21
                                               =======         =======        =========        =======
DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss).........................     $(2,038)        $12,869        $ (14,946)       $19,101
Weighted average common shares
  outstanding.............................      92,694          91,408           92,697         91,325
Incremental shares assuming dilution......          --           1,426               --          1,613
                                               -------         -------        ---------        -------
Weighted average common shares assuming
  dilution................................      92,694          92,834           92,697         92,938
                                               -------         -------        ---------        -------
Diluted earnings (loss) per share.........     $ (0.02)        $  0.14        $   (0.16)       $  0.21
                                               =======         =======        =========        =======

    For the second quarter of fiscal 2000, approximately 292,000 incremental shares of Common Stock assuming dilution related to the Company's outstanding stock options were excluded from the calculation of the diluted loss per share because the impact was anti-dilutive.

                                  COMPUSA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

    On March 22, 1993, a lawsuit, THE LAITRAM CORPORATION V. OKI ELECTRIC INDUSTRY COMPANY, LTD., OKI AMERICA, INC., OKIDATA AND COMPUSA INC., Civil Action No. 93-0908, was filed in the United States District Court for the Eastern District of Louisiana by the Laitram Corporation ("Laitram"). Laitram has alleged various causes of action including patent infringement and is seeking unspecified actual damages, costs, attorneys' fees, and treble damages. Oki America, Inc. ("Oki") has agreed to defend the Company in this case and pursuant to such agreement, Oki's counsel filed an answer on the Company's behalf. In its answer, the Company denied liability in this matter and intends to vigorously pursue all available defenses. The matter has been stayed pending appeal of an unrelated case involving the same patent.

    On April 23, 1998, a lawsuit, HOECK V. COMPUSA INC. et al., was filed by a stockholder of the Company in the United States District Court for the Northern District of Texas against the Company and certain of its officers, seeking class action status on behalf of the purchasers of Common Stock and related publicly traded options during the class period. On June 24, 1998, a second stockholder suit was filed against the Company making virtually the same allegations. On August 24, 1998, a consolidated amended complaint was filed in the Hoeck case, effectively consolidating the two cases. Among other things, the plaintiffs allege that in order to halt a decline in the market price of Common Stock and to artificially inflate the stock price, Company insiders falsely reported to the market in early January 1998 that the Company was achieving strong sales of certain types of products. The plaintiffs also allege that misstatements and omissions by Company personnel related to projected and historical operating results, sales, and other matters involving corporate operations resulted in an inflation of the stock price. The plaintiffs seek unspecified compensatory damages, recissory damages, interest, and attorneys' fees and costs, as well as certain equitable relief. On September 25, 1998, the Company filed a Motion to Dismiss together with a brief in support of the motion. On August 30, 1999, the Court granted the Company's motion and dismissed the complaint, but granted leave to the plaintiffs to replead. The plaintiffs filed a second amended complaint on September 20, 1999. The Company filed a Motion to Dismiss the second amended complaint and supporting brief on October 14, 1999. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiffs in these lawsuits were to prevail in the litigation. The Company believes the plaintiffs' claims are without merit and intends to vigorously defend against such charges.

    On January 14, 1999, Tom Johnson, on behalf of himself and the California general public, filed a lawsuit in the Superior Court of California for the County of Contra Costa commencing the action entitled JOHNSON V. CIRCUIT CITY STORES, INC., Contra Costa Superior Court Case No. C99-00054 (the "Action"). By the Action, the plaintiff alleges that the Company and six other retailers of computer hardware and software products violated California Business and Professions Code Sections 17200 and 17500 by, among other things, (1) misrepresenting the Year 2000 ("Y2K") compliance of products sold by them, (2) selling unnecessary Y2K fixes, and/or (3) failing to disclose the need for Y2K fixes or upgrades. Johnson's complaint requests (1) freezing the retailers' assets, (2) restitution of all funds acquired by the retailers since
January 15, 1995, by means of the alleged conduct, (3) an injunction requiring the retailers to disclose, among other things, the nature of the Y2K problem, a means to determine Y2K compliance, and what fixes are available to all of their customers who have bought products since January 15, 1995, and (4) attorneys' fees. The Company is currently engaged in settlement discussions and believes that the Action will be settled for a nominal amount.

                                  COMPUSA INC.

                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    On or about January 3, 2000, the Company was sued by COC Services, Ltd. ("CSL") in Cause No. 00-00023-B in the County Court at Law No. 2 of Dallas County, Texas (the "Lawsuit"). In the Lawsuit, CSL originally asserted claims against the Company for breach of an alleged contract, anticipatory breach of an alleged contract, breach of an alleged duty of good faith and fair dealing, tortious interference, fraud, and declaratory relief, arising out of a January 8, 1999 letter agreement concerning franchise retail stores in Mexico. On February 1, 2000, CSL filed its First Amended Original Petition (the "Amended Petition") and added as additional defendants Grupo Carso, S.A. de C.V. ("Grupo Carso"), Grupo Sanborns, TPC, Carlos Slim Helu ("Slim"), and James F. Halpin ("Halpin"). In the Amended Petition, CSL continues to sue the Company for all of the above-referenced claims and has added additional claims against Grupo Carso, Grupo Sanborns, Slim, TPC, and Halpin for tortious interference with CSL's alleged business and contractual relationships with the Company and with CSL's expectation to conduct business in Mexico on behalf of the Company. CSL has also added a claim of misappropriation against Grupo Carso, Grupo Sanborns, Slim, and TPC (the "Slim Defendants") arising out of these defendants' alleged misuse of confidential information regarding the Company in connection with their proposed acquisition of the Company and/or an interest in OfficeMax, Inc. CSL also has added claims for breach of contract against Grupo Carso arising out of an alleged contract with Grupo Carso contemplating franchise retail stores in Mexico. CSL also has added a claim for tortious interference against Halpin for allegedly interfering with CSL's alleged contractual and business relationships with the Company, Grupo Carso, and "others" regarding business matters to be conducted in Mexico. CSL also has added a claim for unjust enrichment and/or QUANTUM MERUIT against Halpin for the alleged benefits enjoyed or to be enjoyed by Halpin in connection with the proposed acquisition of the Company. CSL also has alleged that all of the defendants have conspired to deprive CSL of its rights with respect to business in Mexico. CSL seeks at least $150,000,000 on each of four breach of contract claims against the Company, at least $150,000,000 for alleged breach of duty of good faith and fair dealing against the Company, at least $150,000,000 for alleged tortious interference and an additional claim for at least $300,000,000 in punitive damages for tortious interference against the Company, at least $2,000,000 in damages for alleged fraud against the Company, at least $150,000,000 against the Slim Defendants for tortious interference and at least an additional $300,000,000 for punitive damages for tortious interference against the Slim Defendants, at least $150,000,000 for each of two breach of contract claims against Grupo Carso, at least $150,000,000 against Halpin for alleged tortious interference and at least an additional $300,000,000 in punitive damages for alleged tortious interference against Halpin, at least $50,000,000 against the Slim Defendants for alleged misappropriation and at least an additional $100,000,000 in exemplary damages against the Slim Defendants for alleged misappropriation, at least $150,000,000 against all defendants for alleged civil conspiracy together with exemplary damages of at least $300,000,000 against all defendants, and an unspecified amount of damages against Halpin for alleged unjust enrichment and/or QUANTUM MERUIT. CSL also seeks to recover interest, attorneys' fees, and costs of Court. On January 28, 2000, the Company filed an answer to the original petition in the Lawsuit asserting various affirmative defenses. The Company has not yet filed an answer to the Amended Petition and discovery has not yet commenced. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiff in the Lawsuit was to prevail in the litigation. The Company believes the plaintiff's claims are without merit and intends to vigorously defend against such charges.

                                  COMPUSA INC.

                                  (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    On January 24, 2000, a complaint seeking class action status, entitled DANIEL EXNER V. COMPUSA INC. et al., Cause No. CC-00-00921-C, was filed in the County Court at Law of Dallas County, Texas by Daniel Exner, a shareholder of the Company, in connection with the proposed Merger discussed in Note 2, against the Company and all of the members of the Board of Directors of the Company. Plaintiff alleges that the individual defendants breached their fiduciary duties of loyalty and care to the Company and its stockholders by, among other things, entering into the Merger Agreement at an unfair price, failing to maximize stockholder value, and benefiting themselves at the expense of the stockholders. The complaint seeks a declaration that the individual defendants breached their duties of loyalty and care, an injunction against the Merger, unspecified monetary damages, costs and fees, and other relief. Based on currently available information, it is not possible to give an estimate of the possible loss or range of loss that might be incurred by the Company if the plaintiff in this lawsuit were to prevail in the litigation. The Company believes the plaintiff's claims are without merit and intends to vigorously defend against such charges.

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                TWENTY-SIX WEEKS ENDED
                                                              ---------------------------
                                                              DECEMBER 25,   DECEMBER 26,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Cash paid (received) during the periods for:
  Interest..................................................    $  8,144       $  5,536
  Income taxes..............................................      (1,155)        (7,983)

Investing activities not affecting cash are as follows:
  Additions to property and equipment under capital
    leases..................................................    $     70       $    471

Financing activities not affecting cash are as follows:
  Note payable to Tandy issued in connection with the
    Computer City acquisition...............................    $     --       $136,000

                                  COMPUSA INC.

                                  (UNAUDITED)

9. CREDIT AGREEMENT

    Effective June 30, 1999, the Company entered into a three-year secured revolving credit agreement (the "Credit Agreement") with a consortium of banks and financial institutions that provides for borrowings and letters of credit up to a maximum of $500 million, with letters of credit not to exceed $100 million. Borrowings under the Credit Agreement are subject to a borrowing base (the "Borrowing Base") that is equal to the sum of (a) 85% of eligible accounts receivable, as defined, and (b) an amount equal to the lowest of (i) 65% of the lower of cost or market value of eligible inventory, as defined, (ii) 85% of appraised liquidation value, as defined, of eligible inventory, or (iii) $400 million, less (c) outstanding letters of credit. The Borrowing Base may also be reduced by certain reserves provided for in the Credit Agreement in the event borrowings and letters of credit under the Credit Agreement exceed 50% of the Borrowing Base without reduction for letters of credit or such reserves. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets, excluding those of cozone.com and CompUSA Net.com. The funds available under the Credit Agreement may be used for any corporate purpose. As of December 25, 1999, the Company had approximately $446.5 million of availability under the Credit Agreement, against which the Company had $100.0 million of outstanding borrowings and $28.1 million of outstanding letters of credit.

    Borrowings under the Credit Agreement bear interest, at the Company's option, at either a prime rate of 8.5% per annum as of December 25, 1999, or a rate based on the London Interbank Offering Rate (LIBOR) of 6.2% as of December 25, 1999 plus a specified margin. At December 25, 1999, the rate of interest applicable to the Company's outstanding borrowings under the Credit Agreement was the prime rate of 8.5% per annum. The Company also pays certain commitment and agent fees. The Company has the annual option to extend the Credit Agreement for an additional year with the lenders' approval.

    The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio in the event the amount available for future borrowings under the Credit Agreement is less than $75 million. The Credit Agreement imposes certain limitations on indebtedness, investments, purchases of Common Stock, prepayment of subordinate debt, mergers and consolidations, acquisitions, liens and capital expenditures, and prohibits the payment of dividends (other than stock dividends). The indebtedness under the Credit Agreement is guaranteed on a full, unconditional, and joint and several basis by all the subsidiaries of the Company, except cozone.com and CompUSA Net.com.

    The Credit Agreement contains a provision applicable in the event of a change in control of the Company. As described in Note 2, the Company, Grupo Sanborns, and TPC have entered into a definitive Merger Agreement. Consummation of the transaction contemplated by the Merger Agreement would violate the change in control provision in the Credit Agreement. If the Company were to violate this provision, the lenders under the Credit Agreement would have the right to demand immediate payment of all outstanding amounts of principal and interest under the Credit Agreement, of which the Company had $100.0 million outstanding as of December 25, 1999. In addition, if the lenders accelerated the payment of more than $35 million of indebtedness under the Credit Agreement, the Company would be in default on the $136 million note payable to Tandy related to the purchase of Computer City and certain other financing agreements.

                                  COMPUSA INC.

                                  (UNAUDITED)

10. SEGMENT REPORTING

    The Company's operations are conducted through four segments: Retail, Direct, CompUSA PC, and Internet and mail order. These segments were determined based on criteria consistent with those used by management of the Company in evaluating its various businesses and allocating resources between businesses. A summary description of the operations conducted by each segment is as follows:

    RETAIL--The Retail segment is comprised of the sales of products and services to retail customers, primarily through the Company's Computer Superstores.

    DIRECT--The Direct segment is comprised of sales of products and services to corporate, government, and education customers. Beginning in fiscal 2000, the Company outsourced its direct sales fulfillment. Prior to fiscal 2000, such sales were fulfilled from either the Company's distribution and configuration facility in the Dallas/Fort Worth area or from the Company's Computer Superstores.

    COMPUSA PC--The CompUSA PC segment is comprised of the Company's assembly operations related to its CompUSA PC brand of desktop and notebook personal computers and servers. The CompUSA PC segment sells build-to-order products directly to consumers and assembles pre-configured products for sale in the Company's Computer Superstores.

    INTERNET AND MAIL ORDER--The Internet and mail order segment consists of the Internet sales operations conducted by cozone.com, the Company's Internet-only subsidiary, since its formation in October 1999. Prior to the formation of cozone.com, the Company conducted its Internet sales operations from March 1999 to October 1999 through CompUSA Net.com Inc., a wholly-owned subsidiary of the Company, and prior to March 1999 through CompUSA Direct, a division of the Company. In addition to Internet sales operations, CompUSA Net.com and CompUSA Direct also conducted mail order and other non-Internet sales operations. All non-Internet sales operations were phased out or transferred to the Company beginning in the fourth quarter of fiscal 1999 in connection with the Internet Retailing Initiative.

    The accounting policies for each of the Company's segments are the same as those used by the Company in the preparation of its consolidated financial statements. Intersegment sales and profits are eliminated in the preparation of the Company's consolidated financial statements.

                                  COMPUSA INC.

                                  (UNAUDITED)

10. SEGMENT REPORTING (CONTINUED)

    Net sales for training and technical services aggregated $47.1 million in the second quarter of fiscal 2000, compared with $66.2 million in the second quarter of fiscal 1999. Such sales are included in the sales of the Company's segments shown below.

                                                           FOR THE THIRTEEN WEEKS ENDED
                                              -------------------------------------------------------
                                                  DECEMBER 25, 1999            DECEMBER 26, 1998
                                              --------------------------   --------------------------
                                                             OPERATING                    OPERATING
                                              NET SALES    INCOME (LOSS)   NET SALES    INCOME (LOSS)
                                              ----------   -------------   ----------   -------------
                                                                  (IN THOUSANDS)
Retail......................................  $1,156,998      $ 91,492     $1,199,764      $ 62,839
Direct......................................     224,013       (16,969)       475,645         2,183
CompUSA PC..................................      24,755        (2,823)        22,627        (1,318)
Internet and mail order.....................       7,517       (11,656)        82,182         1,680
                                              ----------      --------     ----------      --------
                                               1,413,283        60,044      1,780,218        65,384

Elimination of:
  Intersegment sales........................     (29,545)           --        (26,442)           --
  Intersegment operating loss...............          --         2,007             --            --

Unallocated:
  General and administrative expenses,
  excluding non-recurring and restructuring
  charges...................................          --       (51,265)            --       (36,342)
  Non-recurring and restructuring charges...          --        (7,735)            --        (4,587)
                                              ----------      --------     ----------      --------
                                              $1,383,738      $  3,051     $1,753,776      $ 24,455
                                              ==========      ========     ==========      ========

    Net sales for training and technical services aggregated $104.9 million in the first six months of fiscal 2000, compared with $127.9 million in the first six months of fiscal 1999. Such sales are included in the sales of the Company's segments shown below.

                                                          FOR THE TWENTY-SIX WEEKS ENDED
                                              -------------------------------------------------------
                                                  DECEMBER 25, 1999            DECEMBER 26, 1998
                                              --------------------------   --------------------------
                                                             OPERATING                    OPERATING
                                              NET SALES    INCOME (LOSS)   NET SALES    INCOME (LOSS)
                                              ----------   -------------   ----------   -------------
                                                                  (IN THOUSANDS)
Retail......................................  $2,088,709      $149,878     $2,058,123      $105,547
Direct......................................     635,713       (23,416)       933,120         7,619
CompUSA PC..................................      59,072        (2,504)        51,655        (2,863)
Internet and mail order.....................      15,449       (16,844)       143,497         3,261
                                              ----------      --------     ----------      --------
                                               2,798,943       107,114      3,186,395       113,564

Elimination of:
  Intersegment sales........................     (67,959)           --        (57,180)           --
  Intersegment operating loss...............          --         1,361             --            --

Unallocated:
  General and administrative expenses,
  excluding non-recurring and restructuring
  charges...................................          --       (95,732)            --       (68,933)
  Non-recurring and restructuring charges...          --       (24,406)            --        (7,227)
                                              ----------      --------     ----------      --------
                                              $2,730,984      $(11,663)    $3,129,215      $ 37,404
                                              ==========      ========     ==========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE
  RESULTS

    This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of the Company, and Year 2000 issues. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including without limitation changes in product demand, the availability of products, changes in competition, the ability of the Company to open new stores in accordance with its plans, economic conditions, real estate market fluctuations, interest rate fluctuations, dependence on manufacturers' product development, various inventory risks due to changes in market conditions, changes in tax and other governmental rules and regulations applicable to the Company, and other risks indicated in the Company's other filings with the Securities and Exchange Commission. The Company's entry into the build-to-order market with its CompUSA PC-TM- brand personal computers in the first quarter of fiscal 1998, the opening of its own build-to-order assembly facility in the second quarter of fiscal 1999, and the addition of notebook computers and servers to the build-to-order product line in the third and fourth quarters of fiscal 1999, respectively, involve significant additional risks, including without limitation failure to achieve customer acceptance of the new products, substantial dependence on third parties for quality and reliability of component parts, and the Company's ability to fulfill customer orders timely. Additionally, the Company's acquisition of Computer City in the first quarter of fiscal 1999 involves certain risks and uncertainties, including without limitation the ability of the Company to operate the acquired stores profitably, to mitigate the financial impact of future lease commitments related to Computer City stores closed, and to retain Computer City's retail and direct customers. The Company's focus on its Internet retailing business through cozone.com involves significant additional risks, including without limitation failure to achieve customer acceptance and potential significant operating and/or capital investments that may be required to be made by the Company. The Fiscal 1999 Initiatives, as defined and discussed below, involve certain risks and uncertainties, including without limitation failure to achieve customer acceptance, substantial dependence on a third party for timely fulfillment of orders received from the Company's direct sales customers, failure to retain established direct sales customers, as well as costs to be incurred in connection with the store closures and the exiting of direct sales fulfillment and configuration activities. The Company's information technology initiatives involve additional risks, including deviations in scheduled installation dates, implementation costs, projected savings, and functionality.

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

OFFER TO PURCHASE

    On January 23, 2000, the Company entered into a definitive merger agreement (the "Merger Agreement") providing for the acquisition of all of the outstanding shares of common stock of the Company and the merger of an affiliate of the purchaser with the Company (the "Merger"). The financial statements discussed below do not reflect adjustments, if any, to the carrying values of assets and liabilities that may be required to be recorded in the event the Merger is consummated, or the effects of transactions, if any, consummated concurrently with or as a result of the Merger. See Note 2 of Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

    Effective as of the beginning of fiscal 2000, the Company changed its accounting policy with respect to the recognition of revenues from the sale of Obligor Contracts. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct selling expenses (consisting primarily of a lump sum payment due to the Administrator at the time of sale), ratably over the terms of the Obligor Contracts sold, generally two to five years. Previously, the Company recognized substantially all revenues, net of direct selling expenses, from the sale of Obligor Contracts at the time of sale. Such previous policy was adopted in fiscal 1996 concurrent with the consummation of an agreement with a new Administrator. The Company has given retroactive effect to this new accounting policy by restatement of the Company's previously published financial statements beginning with fiscal 1996. As a result of the change in accounting policy with respect to Obligor Contracts, net income for the second quarter of fiscal 1999 was reduced by $2.7 million, or $0.03 per share, and net income for the first six months of fiscal 1999 was reduced by $4.6 million, or $0.05 per share, from the previously published amounts.

    The Company has and will continue to recognize revenues from the sale of Non-Obligor Contracts at the time of sale. However, the Company has also reclassified its previously published financial statements to show the net commission income from the sale of Non-Obligor Contracts (retail price less the lump sum payment due to the Administrator at the time of sale) as a component of net sales. Previously, the Company reflected the full retail price of the Non-Obligor Contracts as a component of net sales and the amount paid to the Administrator as a component of costs of sales and occupancy costs.

COZONE.COM

    In March 1999, the Company completed the formation of its wholly-owned subsidiary, CompUSA Net.com Inc. ("CompUSA Net.com"), by contributing to it the net assets of CompUSA Direct, the Company's former mail order, fulfillment, and Internet sales division. In the fourth quarter of fiscal 1999, CompUSA Net.com began phasing out or transferring to the Company its previous mail order, fulfillment, and other non-Internet operations.

    In October 1999, the Company transferred CompUSA Net.com's Internet business to cozone.com l.l.c., an indirect subsidiary of the Company. Another indirect subsidiary, cozone.com inc., is the sole manager of cozone.com l.l.c. The two subsidiaries are collectively referred to in this report as "cozone.com." cozone.com currently offers a wide range of products for use in the home, home office, and small office, and on the road, and specializes in customer service and industry-leading Internet technology.

GENERAL

    All references herein to "fiscal 2000" relate to the fifty-two weeks ending June 24, 2000, and references to "fiscal 1999" relate to the fifty-two weeks ended June 26, 1999. In addition, all references herein to "second quarter of fiscal 2000" and "first six months of fiscal 2000" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 25, 1999, and all references to "second quarter of fiscal 1999" and "first six months of fiscal 1999" relate to the thirteen weeks and twenty-six weeks, respectively, ended December 26, 1998.

    The following table sets forth certain operating data for the Company:

                                         THIRTEEN WEEKS ENDED         TWENTY-SIX WEEKS ENDED
                                      ---------------------------   ---------------------------
                                      DECEMBER 25,   DECEMBER 26,   DECEMBER 25,   DECEMBER 26,
                                          1999           1998           1999           1998
                                      ------------   ------------   ------------   ------------
Stores open at end of period........        217            210             217            210
Acquired Computer City stores(1)....         --             --              --             37
Stores opened during the period.....          4              7              10             11
Stores closed during the
  period(1).........................         --             --               4             --
Stores relocated during the
  period............................         --              2               1              4
Average net sales per gross square
  foot(2)(3)........................     $  219         $  305         $   454        $   583
Average net sales per Computer
  Superstore (in thousands)(2)......     $6,374         $8,017         $12,742        $15,501
Comparable store sales
  decrease(4).......................      (1.8%)         (4.4%)          (1.0%)         (3.6%)

------------------------

(1) As of August 31, 1998, the Company acquired 37 Computer City stores that the Company operated as CompUSA Computer Superstores through the end of fiscal 1999. Of the 37 former Computer City stores that the Company operated as CompUSA Computer Superstores in fiscal 1999, the Company closed four such former Computer City stores in the first quarter of fiscal 2000 in connection with the Company's Fourth Quarter Initiatives, as defined and discussed below.

(2) Net sales are comprised of retail sales generated from the Company's Computer Superstores, direct sales to corporate, government, and education customers, and sales of CompUSA PC Inc., but exclude sales of cozone.com and its predecessors.

(3) Calculated using net sales divided by gross square footage of Computer Superstores open at the end of the period, weighted by the number of months open during the period.

(4) Comparable store sales are net retail sales for the Computer Superstores open the same number of months in both the indicated and previous periods, including stores that were relocated or expanded during either period. Beginning with the first quarter of fiscal 2000, the calculation of the change in comparable store sales has been changed to include only the net retail sales of products and services through the Company's Computer Superstores. As a result of the centralization of the Company's direct sales organization and the outsourcing of its direct sales fulfillment and configuration operations, direct sales to corporate, government, and education customers are no longer included in the comparable store sales calculation. The changes in comparable store sales for the second quarter and first six months of fiscal 1999 have been restated because they are now calculated by including only the net retail sales of products and services generated from the Company's Computer Superstores. In addition, the calculations of the change in comparable store sales for the second quarter and first six months of fiscal 2000 include the retail sales beginning in September 1999 of the 33 former Computer City stores acquired by the Company as of August 31, 1998 that the Company is continuing to operate. The sales of the former Computer City stores that the Company is continuing to operate are not included in the calculation of the change in comparable store sales for the second quarter and first six months of fiscal 1999.

RESULTS OF OPERATIONS

    The Company expects that its quarterly results of operations will fluctuate depending on the timing of the opening of, and the amount of net sales contributed by, new stores and the timing of costs associated with the selection, leasing, construction, and opening of new stores, as well as seasonal factors, product introductions, store closings, and changes in product mix. Therefore, period-to-period comparisons of financial results may not be meaningful and the results of operations for historical periods may not be indicative of the results to be expected in future periods. See "--Quarterly Data and Seasonality."

SECOND QUARTER ENDED DECEMBER 25, 1999, COMPARED WITH THE SECOND QUARTER ENDED
  DECEMBER 26, 1998

    The following table sets forth certain financial data for the thirteen weeks ended December 25, 1999 for (1) the Company's "core" business operations which includes Retail, Direct, Training, Technical Services, Call Center, and CompUSA PC build-to-order businesses ("CompUSA Core Operations"), (2) cozone.com's Internet operations, and (3) non-recurring and restructuring charges related to the Fiscal 1999 Initiatives. See "--Non-Recurring and Restructuring Charges.":

                                             COMPUSA CORE                FISCAL 1999
                                              OPERATIONS    COZONE.COM   INITIATIVES   CONSOLIDATED
                                             ------------   ----------   -----------   ------------
                                                                 (IN THOUSANDS)
Net sales..................................   $1,376,221     $  7,517      $    --      $1,383,738
Cost of sales and occupancy costs..........    1,151,746        6,873           --       1,158,619
                                              ----------     --------      -------      ----------
    Gross profit...........................      224,475          644           --         225,119

Operating expenses.........................      148,411       13,742        7,012         169,165
Pre-opening expenses.......................          915           --           --             915
General and administrative expenses........       47,681        3,584        1,120          52,385
Restructuring charge (credit)..............           --           --         (397)           (397)
                                              ----------     --------      -------      ----------
    Operating income (loss)................       27,468      (16,682)      (7,735)          3,051

Other expense (income):
    Interest expense.......................        6,431           11           --           6,442
    Other income, net......................         (223)          95           --            (128)
                                              ----------     --------      -------      ----------
                                                   6,208          106           --           6,314
                                              ----------     --------      -------      ----------
Income (loss) before income taxes..........       21,260      (16,788)      (7,735)         (3,263)
Income tax expense (benefit)...............        7,980       (6,304)      (2,901)         (1,225)
                                              ----------     --------      -------      ----------
Net income (loss)..........................   $   13,280     $(10,484)     $(4,834)     $   (2,038)
                                              ==========     ========      =======      ==========

    The following table sets forth certain financial data for the thirteen weeks ended December 26, 1998 for (1) the CompUSA Core Operations, (2) CompUSA Direct's mail order, fulfillment, and Internet operations, and
(3) non-recurring and restructuring charges related to the Fiscal 1999
Initiatives:

                                         COMPUSA CORE   COMPUSA    FISCAL 1999
                                          OPERATIONS     DIRECT    INITIATIVES   CONSOLIDATED
                                         ------------   --------   -----------   ------------
                                                            (IN THOUSANDS)
Net sales..............................   $1,671,594    $82,182      $    --      $1,753,776
Cost of sales and occupancy costs......    1,444,090     75,183           --       1,519,273
                                          ----------    -------      -------      ----------
  Gross profit.........................      227,504      6,999           --         234,503
Operating expenses.....................      161,705      5,319        2,571         169,595
Pre-opening expenses...................        2,095         --           --           2,095
General and administrative expenses....       35,107      1,235        2,016          38,358
                                          ----------    -------      -------      ----------
  Operating income (loss)..............       28,597        445       (4,587)         24,455

Other expense (income):
  Interest expense.....................        6,972         17           --           6,989
  Other income, net....................       (3,504)        --           --          (3,504)
                                          ----------    -------      -------      ----------
                                               3,468         17           --           3,485
                                          ----------    -------      -------      ----------
Income (loss) before income taxes......       25,129        428       (4,587)         20,970
Income tax expense (benefit)...........        9,726        142       (1,767)          8,101
                                          ----------    -------      -------      ----------
Net income (loss)......................   $   15,403    $   286      $(2,820)     $   12,869
                                          ==========    =======      =======      ==========

COMPUSA CORE OPERATIONS

    The following table sets forth certain items expressed as a percentage of net sales for the periods indicated for the CompUSA Core Operations only:

                                                          THIRTEEN WEEKS ENDED
                                                      -----------------------------
                                                      DECEMBER 25,    DECEMBER 26,
                                                          1999            1998
                                                      -------------   -------------
Net sales...........................................      100.0%          100.0%
Cost of sales and occupancy costs...................       83.7            86.4
                                                          -----           -----
Gross profit........................................       16.3            13.6
Operating expenses..................................       10.8             9.7
Pre-opening expenses................................        0.0             0.1
General and administrative expenses.................        3.5             2.1
                                                          -----           -----
Operating income....................................        2.0             1.7
Interest expense and other income, net..............        0.5             0.2
                                                          -----           -----
Income before income taxes..........................        1.5             1.5
Income tax expense..................................        0.5             0.6
                                                          -----           -----
Net income..........................................        1.0%            0.9%
                                                          =====           =====

    NET SALES--Net sales for the second quarter of fiscal 2000 decreased approximately 17.7% to $1.38 billion from $1.67 billion for the second quarter of fiscal 1999. The decrease in net sales was primarily due to a decline in direct sales to corporate, government, and education customers of approximately 58.8% to $218.1 million in the second quarter of fiscal 2000 from $529.5 million in the second quarter of fiscal 1999. The decline in direct sales was primarily attributable to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's commercial customers that did not meet certain profitability objectives and to consolidate the direct sales organization to a regional sales force and central sales support function located in the Dallas/Fort Worth area. The decline in direct sales to corporate, government, and education customers was partially offset by an increase in sales at the Company's retail stores of approximately 1.2% to $1.16 billion in the second quarter of fiscal 2000 from $1.14 billion in the second quarter of fiscal 1999.

    The increase in the Company's retail sales was primarily due to sales at the Computer Superstores opened since the second quarter of fiscal 1999, partially offset by, among other things, a decrease in the number of personal computer systems sold in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999, declines in average selling prices for certain of the Company's products, including desktop systems (computer and monitor) and notebook computers, and increased sales of lower-end computer systems as a percentage of total computer systems sold.

    Average net sales per square foot decreased approximately 28.2% and average net sales per store decreased approximately 20.5% from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. The Company believes the declines in average net sales per square foot and average net sales per store were primarily due to the decline in direct sales, a decrease in the number of personal computer systems sold in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999, and declines in average selling prices for certain of the Company's products, including desktop systems and notebook computers. The decline in direct sales was primarily attributable to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's commercial customers that did not meet certain profitability objectives and to consolidate the direct sales organization to a regional sales force and central sales support function located in the Dallas/Fort Worth area. The number of personal computer systems sold in the second quarter of fiscal 2000 decreased approximately 19.4% from the second quarter of fiscal 1999. Average selling prices for desktop systems declined approximately 8.4% and for notebook computers declined approximately 4.8% from the second quarter of fiscal 1999 to the second quarter of fiscal 2000.

    Comparable store sales for the Company's Computer Superstores decreased approximately 1.8% from the second quarter of fiscal 1999. The Company believes its comparable store sales were negatively impacted by, among other things, a decrease in the number of personal computer systems sold in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999, declines in average selling prices for certain of the Company's products, including desktop systems and notebook computers, and increased sales of lower-end computer systems as a percentage of total computer systems sold.

    GROSS PROFIT--Gross profit was $224.5 million, or 16.3% of net sales, in the second quarter of fiscal 2000 compared with $227.5 million, or 13.6% of net sales, in the second quarter of fiscal 1999. The increase in gross profit as a percentage of net sales was primarily due to a decrease in product costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

    The increase in gross profit of approximately 3.3% as a percentage of net sales in the second quarter of fiscal 1999 compared with the second quarter of fiscal 2000 was primarily due to an increase in gross profit from the sale of retail products. The Company believes gross profit from the sale of retail products increased as a result of the adjustment of its merchandising focus toward higher-margin product categories in coordination with a change in promotional strategies implemented in connection with the Fourth Quarter Initiatives as well as an increase in the average number of sales associates employed by the Company's Computer Superstores. The increase in the gross profit percentage was also due to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's commercial customers that did not meet certain profitability objectives. Due to the decrease in direct sales, retail sales represented a larger percentage of total sales. Retail margins generally are higher than direct sales margins.

    Occupancy costs increased by approximately 0.65% as a percentage of net sales in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the second quarter of fiscal 2000, primarily as a result of lower average net sales per store compared with the second quarter of fiscal 1999.

    OPERATING EXPENSES--Operating expenses were $148.4 million, or 10.8% of net sales, in the second quarter of fiscal 2000 compared with $161.7 million, or 9.7% of net sales, in the second quarter of fiscal 1999. The increase in operating expenses as a percentage of net sales was primarily due to increases in personnel and facility expenses as percentages of net sales, partially offset by a decrease in advertising expense as a percentage of net sales.

    Personnel expenses in the second quarter of fiscal 2000 increased 1.58% as a percentage of net sales. Personnel expenses increased as a percentage of net sales primarily as a result of lower average net sales per store. In addition, personnel expenses increased due to an increase in the average number of sales associates employed by the Company's Computer Superstores.

    Facility expenses increased by approximately 0.29% as a percentage of net sales compared with the second quarter of fiscal 1999. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the second quarter of fiscal 2000, primarily as a result of lower average net sales per store.

    The above increases were partially offset by lower advertising expenses as a percentage of net sales. Net advertising expense decreased by approximately 0.74% as a percentage of net sales in the second quarter of fiscal 2000, primarily due to changes in the Company's advertising and marketing strategies in connection with the Fiscal 1999 Initiatives.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. In the second quarter of fiscal 2000, the Company incurred $915,000 in pre-opening expenses in connection with the opening of four Computer Superstores, compared with $2.1 million in pre-opening expenses in the second quarter of fiscal 1999 incurred in connection with the opening of seven Computer Superstores and the relocation of two Computer Superstores.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $47.7 million, or 3.5% of net sales, in the second quarter of fiscal 2000 compared with $35.1 million, or 2.1% of net sales, in the second quarter of fiscal 1999. The increase in general and administrative expenses as a percentage of net sales was primarily due to increased personnel, facility, and depreciation and amortization expenses as percentages of net sales.

    Personnel expenses increased as a percentage of net sales in the second quarter of fiscal 2000 by approximately 0.60%. This increase in personnel expenses as a percentage of net sales is primarily attributable to lower average net sales per store in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. In addition, personnel expenses increased as a percentage of net sales due to increased incentive compensation expense.

    Facility expenses increased by approximately 0.22% as a percentage of net sales in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999, primarily as a result of lower average net sales per store.

    The Company recorded approximately $1.3 million, or 0.10% of net sales, of amortization expense related to the goodwill associated with the acquisition of Computer City in the second quarter of fiscal 2000 compared with approximately $900,000, or 0.06% of net sales, recorded in the second quarter of fiscal 1999. In addition, depreciation expense increased approximately 0.18% as a percentage of net sales in the second quarter of fiscal 2000 primarily due to the initial implementation and installation of the Company's ERM system and other corporate fixed asset additions.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, was $6.2 million, or 0.5% of net sales, in the second quarter of fiscal 2000 compared with $3.5 million, or 0.2% of net sales, in the second quarter of fiscal 1999. The Company incurred interest expense in the second quarter of fiscal 2000 in connection with the borrowings under the Credit Agreement, which were $100.0 million as of December 25, 1999. In addition, investment income decreased in the second quarter of fiscal 2000 due to lower average cash balances. These increases were partially offset by the decrease in interest expense related to the Senior Subordinated Notes due to the payment of the Senior Subordinated Notes on August 3, 1999. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's consolidated effective tax rate was 37.5% for the second quarter of fiscal 2000 and 38.5% for the second quarter of fiscal 1999.

COZONE.COM

    Retail Internet net sales for the second quarter of fiscal 2000 increased approximately 21.5% to $7.5 million from $6.2 million for the second quarter of fiscal 1999. Net sales for the second quarter of fiscal 1999 included $76.0 million of mail order, fulfillment, and other non-Internet sales that were phased out or transferred to the Company beginning in the fourth quarter of fiscal 1999 in connection with the transition to cozone.com's Internet-only operation in the second quarter of fiscal 2000.

    Gross profit related to Internet sales of $644,000, or 8.6% of net sales, in the second quarter of fiscal 2000 remained relatively constant as a percentage of net sales compared with gross profit related to mail order, fulfillment, and Internet sales of $7.0 million, or 8.5% of net sales, in the second quarter of fiscal 1999.

    The operating loss for the second quarter of fiscal 2000 was $16.7 million compared with operating income of $445,000 in the second quarter of fiscal 1999. The decline in results of operations was primarily due to lower sales volumes in the second quarter of fiscal 2000 and advertising and marketing expenses related to the launch of the cozone.com Internet web site in October 1999.

    Due to lower-than-expected net sales at cozone.com in the second quarter of fiscal 2000, the Company is currently reevaluating the role of cozone.com in the Company's overall Internet retailing strategy.

SIX MONTHS ENDED DECEMBER 25, 1999, COMPARED WITH THE SIX MONTHS ENDED DECEMBER
  26, 1998

    The following table sets forth certain financial data for the six months ended December 25, 1999 for (1) the CompUSA Core Operations, (2) cozone.com's Internet operations, and (3) non-recurring and restructuring charges related to the Fiscal 1999 Initiatives:

                                           COMPUSA CORE                FISCAL 1999
                                            OPERATIONS    COZONE.COM   INITIATIVES   CONSOLIDATED
                                           ------------   ----------   -----------   ------------
                                                               (IN THOUSANDS)
Net sales................................   $2,715,535     $ 15,449     $     --      $2,730,984
Cost of sales and occupancy costs........    2,284,893       14,193        3,383       2,302,469
                                            ----------     --------     --------      ----------
  Gross profit...........................      430,642        1,256       (3,383)        428,515

Operating expenses.......................      301,287       19,542       20,194         341,023
Pre-opening expenses.....................        2,594           --           --           2,594
General and administrative expenses......       87,786        7,946        3,402          99,134
Restructuring charge (credit)............           --           --       (2,573)         (2,573)
                                            ----------     --------     --------      ----------
  Operating income (loss)................       38,975      (26,232)     (24,406)        (11,663)

Other expense (income):
  Interest expense.......................       13,172           22           --          13,194
  Other income, net......................       (1,017)          75           --            (942)
                                            ----------     --------     --------      ----------
                                                12,155           97           --          12,252
                                            ----------     --------     --------      ----------
Income (loss) before income taxes........       26,820      (26,329)     (24,406)        (23,915)
Income tax expense (benefit).............       10,057       (9,873)      (9,153)         (8,969)
                                            ----------     --------     --------      ----------
Net income (loss)........................   $   16,763     $(16,456)    $(15,253)     $  (14,946)
                                            ==========     ========     ========      ==========

    The following table sets forth certain financial data for the six months ended December 26, 1998 for (1) the CompUSA Core Operations, (2) CompUSA Direct's mail order, fulfillment, and Internet operations, and
(3) non-recurring and restructuring charges related to the Fiscal 1999
Initiatives:

                                                COMPUSA CORE   COMPUSA    FISCAL 1999
                                                 OPERATIONS     DIRECT    INITIATIVES   CONSOLIDATED
                                                ------------   --------   -----------   ------------
                                                                   (IN THOUSANDS)
Net sales.....................................   $2,985,718    $143,497     $    --      $3,129,215
Cost of sales and occupancy costs.............    2,571,579     130,517          --       2,702,096
                                                 ----------    --------     -------      ----------
  Gross profit................................      414,139      12,980          --         427,119
Operating expenses............................      300,375       9,719       5,165         315,259
Pre-opening expenses..........................        3,461          --          --           3,461
General and administrative expenses...........       66,660       2,273       2,062          70,995
                                                 ----------    --------     -------      ----------
  Operating income (loss).....................       43,643         988      (7,227)         37,404
Other expense (income):
  Interest expense............................       11,337          35          --          11,372
  Other income, net...........................       (5,044)         --          --          (5,044)
                                                 ----------    --------     -------      ----------
                                                      6,293          35          --           6,328
                                                 ----------    --------     -------      ----------
Income (loss) before income taxes.............       37,350         953      (7,227)         31,076
Income tax expense (benefit)..................       14,433         327      (2,785)         11,975
                                                 ----------    --------     -------      ----------
Net income (loss).............................   $   22,917    $    626     $(4,442)     $   19,101
                                                 ==========    ========     =======      ==========

COMPUSA CORE OPERATIONS

    The following table sets forth certain items expressed as a percentage of net sales for the periods indicated for the CompUSA Core Operations only:

                                                                 TWENTY-SIX WEEKS ENDED
                                                              -----------------------------
                                                              DECEMBER 25,    DECEMBER 26,
                                                                  1999            1998
                                                              -------------   -------------
Net sales...................................................       100.0%          100.0%
Cost of sales and occupancy costs...........................        84.1            86.1
                                                                 ------          ------
Gross profit................................................        15.9            13.9
Operating expenses..........................................        11.1            10.1
Pre-opening expenses........................................         0.1             0.1
General and administrative expenses.........................         3.3             2.2
                                                                 ------          ------
Operating income............................................         1.4             1.5
Interest expense and other income, net......................         0.4             0.2
                                                                 ------          ------
Income before income taxes..................................         1.0             1.3
Income tax expense..........................................         0.4             0.5
                                                                 ------          ------
Net income..................................................         0.6%            0.8%
                                                                 ======          ======

    NET SALES--Net sales for the first six months of fiscal 2000 decreased approximately 9.0% to $2.72 billion from $2.99 billion for the first six months of fiscal 1999. The decrease in net sales was primarily due to a decline in direct sales to corporate, government, and education customers of approximately 39.9% to $623.9 million in the first six months of fiscal 2000 from $1.04 billion in the first six months of fiscal 1999. The decline in direct sales was primarily attributable to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's commercial customers that did not meet certain profitability objectives and to consolidate the direct sales organization to a regional sales force and central sales support function located in the Dallas/Fort Worth area. The decline in direct sales to corporate, government, and education customers was partially offset by an increase in sales at the Company's retail stores of approximately 6.3% to $2.09 billion in the first six months of fiscal 2000 from $1.96 billion in the first six months of fiscal 1999.

    The increase in the Company's retail sales was primarily due to sales at the Computer Superstores opened since the second quarter of fiscal 1999, partially offset by, among other things, a decrease in the number of personal computer systems sold in the first six months of fiscal 2000 compared with the first six months of fiscal 1999, declines in average selling prices for certain of the Company's products, including desktop systems, and increased sales of lower-end computer systems as a percentage of total computer systems sold.

    Average net sales per square foot decreased approximately 22.1% and average net sales per store decreased approximately 17.8% from the first six months of fiscal 1999 to the first six months of fiscal 2000. The Company believes the declines in average net sales per square foot and average net sales per store were primarily due to the decline in direct sales, a decrease in the number of personal computer systems sold in the first six months of fiscal 2000 compared with the first six months of fiscal 1999, and declines in average selling prices for certain of the Company's products, including desktop systems. The decline in direct sales was primarily attributable to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the Company's commercial customers that did not meet certain profitability objectives and to consolidate the direct sales organization to a regional sales force and central sales support function located in the Dallas/Fort Worth area. The number of personal computer systems sold in the first six months of fiscal 2000 decreased approximately 3.9% from the first six months of fiscal 1999. Average selling prices for desktop systems declined approximately 13.4% from the first six months of fiscal 1999 to the first six months of fiscal 2000.

    Comparable store sales for the Company's Computer Superstores decreased approximately 1.0% from the first six months of fiscal 1999. The Company believes its comparable store sales were negatively impacted by, among other things, a decrease in the number of personal computer systems sold in the first six months of fiscal 2000 compared with the first six months of fiscal 1999, declines in average selling prices for certain of the Company's products, including desktop systems, and increased sales of lower-end computer systems as a percentage of total computer systems sold.

    GROSS PROFIT--Gross profit was $430.6 million, or 15.9% of net sales, in the first six months of fiscal 2000 compared with $414.1 million, or 13.9% of net sales, in the first six months of fiscal 1999. The increase in gross profit as a percentage of net sales was primarily due to a decrease in product costs as a percentage of net sales, partially offset by an increase in occupancy costs as a percentage of net sales.

    The increase in gross profit of approximately 2.6% as a percentage of net sales in the first six months of fiscal 1999 compared with the first six months of fiscal 2000 was primarily due to an increase in gross profit from the sale of retail products. The Company believes gross profit from the sale of retail products increased as a result of the adjustment of its merchandising focus toward higher-margin product categories in coordination with a change in promotional strategies implemented in connection with the Fourth Quarter Initiative as well as an increase in the average number of sales associates employed by the Company's Computer Superstores. The increase in gross profit was also due to actions taken by the Company in connection with the Fourth Quarter Initiatives to reduce or eliminate sales to certain of the

Company's commercial customers that did not meet certain profitability objectives. Due to the decrease in direct sales, retail sales represented a larger percentage of total sales. Retail margins generally are higher than direct sales margins.

    Occupancy costs increased by approximately 0.57% as a percentage of net sales in the first six months of fiscal 2000 compared with the first six months of fiscal 1999. Occupancy costs, which are generally fixed in nature, increased as a percentage of net sales in the first six months of fiscal 2000, primarily as a result of lower average net sales per store compared with the first six months of fiscal 1999.

    OPERATING EXPENSES--Operating expenses were $301.3 million, or 11.1% of net sales, in the first six months of fiscal 2000 compared with $300.4 million, or 10.1% of net sales, in the first six months of fiscal 1999. The increase in operating expenses as a percentage of net sales was primarily due to increases in personnel and facility expenses as percentages of net sales, partially offset by a decrease in advertising expense as a percentage of net sales.

    Personnel expenses in the first six months of fiscal 2000 increased 1.43% as a percentage of net sales. Personnel expenses increased as a percentage of net sales primarily as a result of lower average net sales per store. In addition, personnel expenses increased due to an increase in the average number of sales associates employed by the Company's Computer Superstores.

    Facility expenses increased by approximately 0.27% as a percentage of net sales compared with the first six months of fiscal 1999. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first six months of fiscal 2000, primarily as a result of lower average net sales per store.

    The above increases were partially offset by lower advertising expenses as a percentage of net sales. Net advertising expense decreased by approximately 0.66% as a percentage of net sales in the first six months of fiscal 2000, primarily due to changes in the Company's advertising and marketing strategies in connection with the Fiscal 1999 Initiatives.

    PRE-OPENING EXPENSES--Pre-opening expenses consist primarily of personnel expenses incurred prior to a store's opening and promotional costs associated with the opening. In the first six months of fiscal 2000, the Company incurred $2.6 million in pre-opening expenses in connection with the opening of ten Computer Superstores and the relocation of one Computer Superstore, compared with $3.5 million in pre-opening expenses in the first six months of fiscal 1999 incurred in connection with the opening of 11 Computer Superstores and the relocation of four Computer Superstores.

    GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $87.8 million, or 3.3% of net sales, in the first six months of fiscal 2000 compared with $66.7 million, or 2.2% of net sales, in the first six months of fiscal 1999. The increase in general and administrative expenses as a percentage of net sales was primarily due to increased personnel, facility, and depreciation and amortization expenses as percentages of net sales.

    Personnel expenses increased as a percentage of net sales in the first six months of fiscal 2000 by approximately 0.40%. This increase in personnel expenses as a percentage of net sales is primarily attributable to lower average net sales per store in the first six months of fiscal 2000 compared with the first six months of fiscal 1999. In addition, personnel expenses increased as a percentage of net sales due to increased incentive compensation expense.

    Facility expenses increased by approximately 0.13% as a percentage of net sales in the first six months of fiscal 2000 compared with the first six months of fiscal 1999. Facility expenses, which are generally fixed in nature, increased as a percentage of net sales in the first six months of fiscal 2000 compared with the first six months of fiscal 1999, primarily as a result of lower average net sales per store.

    The Company recorded approximately $2.6 million, or 0.10% of net sales, of amortization expense related to the goodwill associated with the acquisition of Computer City in the first six months of fiscal

2000 compared with approximately $1.3 million, or 0.04% of net sales, recorded in the first six months of fiscal 1999. In addition, depreciation expense increased approximately 0.13% as a percentage of net sales in the first six months of fiscal 2000, primarily due to the initial implementation and installation of the Company's ERM system and other corporate fixed asset additions.

    INTEREST EXPENSE AND OTHER INCOME, NET--Interest expense and other income, net, was $12.2 million, or 0.4% of net sales, in the first six months of fiscal 2000 compared with $6.3 million, or 0.2% of net sales, in the first six months of fiscal 1999. The increase in interest expense and other income was due in part to interest expense on the $136 million subordinated promissory note payable to Tandy Corporation related to the acquisition of Computer City. The Company also incurred interest expense in the first six months of fiscal 2000 in connection with the borrowings under the Credit Agreement, which were $100.0 million as of December 25, 1999. In addition, investment income decreased in the first six months of fiscal 2000 due to lower average cash balances. These increases were partially offset by the decrease in interest expense related to the Senior Subordinated Notes due to the payment of the Senior Subordinated Notes on August 3, 1999. See "--Liquidity and Capital Resources."

    INCOME TAXES--The Company's consolidated effective tax rate was 37.5% for the first six months of fiscal 2000 and 38.5% for the first six months of fiscal 1999.

COZONE.COM

    Retail Internet net sales for the first six months of fiscal 2000 decreased approximately 2.0% to $13.5 million from $13.8 million for the first six months of fiscal 1999. Net sales also included mail order, fulfillment, and other non-Internet sales totaling $1.9 million for the first six months of fiscal 2000 and $129.7 million for the first six months of fiscal 1999. The mail order, fulfillment, and other non-Internet operations were phased out or transferred to the Company beginning in the fourth quarter of fiscal 1999 in connection with the transition to cozone.com's Internet-only operation in the second quarter of fiscal 2000.

    Gross profit was $1.3 million, or 8.1% of net sales, in the first six months of fiscal 2000, compared with $13.0 million, or 9.0% of net sales, in the first six months of fiscal 1999. The decrease in gross profit was primarily due to the elimination of mail order and fulfillment operations. Sales of these operations generally had higher margins than Internet sales. In addition, gross profit decreased as a percentage of net sales due to an increase in occupancy costs as a percentage of net sales from the first six months of fiscal 1999 to the first six months of fiscal 2000 primarily due to lower net sales.

    The operating loss for the first six months of fiscal 2000 was $26.2 million, compared with operating income of $988,000 in the first six months of fiscal 1999. The decline in results of operations was primarily due to lower sales volumes in the first six months of fiscal 2000 and advertising and marketing expenses related to the launch of the cozone.com Internet web site in October 1999.

    Due to lower-than-expected net sales at cozone.com in the first six months of fiscal 2000, the Company is currently reevaluating the role of cozone.com in the Company's overall Internet retailing strategy.

NON-RECURRING AND RESTRUCTURING CHARGES

    In fiscal 1999, the Company implemented various programs and initiatives (collectively, the "Fiscal 1999 Initiatives") that included (1) initiatives announced in the fourth quarter of fiscal 1999 as a result of the Company's extensive evaluation of its core businesses (the "Fourth Quarter Initiatives"),
(2) the formation of an Internet retailing subsidiary (the "Internet Retailing Initiative"), (3) information technology initiatives (the "IT Initiatives"), and
(4) the transition of the former Computer City stores to the CompUSA Computer Superstore format (the "Computer City Transition"). Non-recurring and restructuring charges incurred in connection with these initiatives aggregated approximately $84.0 million in fiscal 1999. Additional costs incurred in connection with these initiatives were approximately $16.7 million in the first quarter of fiscal 2000 and $7.7 million in the second quarter of fiscal 2000.

    The following table summarizes the financial statement classification of the non-recurring and restructuring charges incurred in the second quarter of fiscal 2000:

                                                   FOURTH
                                                   QUARTER
                                                 INITIATIVES   IT INITIATIVES    TOTAL
                                                 -----------   --------------   --------
                                                             (IN THOUSANDS)
Operating expenses.............................    $6,655          $  357        $7,012
General and administrative expenses............        --           1,120         1,120
Restructuring charge...........................      (397)             --          (397)
                                                   ------          ------        ------
                                                   $6,258          $1,477        $7,735
                                                   ======          ======        ======

    The following table summarizes the nature of the non-recurring and restructuring charges incurred in the second quarter of fiscal 2000:

                                                   FOURTH
                                                   QUARTER
                                                 INITIATIVES   IT INITIATIVES    TOTAL
                                                 -----------   --------------   --------
                                                             (IN THOUSANDS)
Non-cash charges for asset write-downs,
  primarily estimated losses related to the
  change in the extended service plan
  provider.....................................    $2,549          $   --        $2,549
Personnel costs and professional fees..........     1,096           1,477         2,573
Transition expenses related to the
  implementation of the Fourth Quarter
  Initiatives..................................     3,010              --         3,010
                                                   ------          ------        ------
                                                    6,655           1,477         8,132

Amounts included in restructuring charge:
  Severance and other personnel costs..........      (517)             --          (517)
  Professional and consulting fees.............       120              --           120
                                                   ------          ------        ------
                                                     (397)             --          (397)
                                                   ------          ------        ------
                                                   $6,258          $1,477        $7,735
                                                   ======          ======        ======

    The following table summarizes the financial statement classification of the non-recurring and restructuring charges incurred in the first six months of fiscal 2000:

                                                 FOURTH       INTERNET
                                                 QUARTER     RETAILING
                                               INITIATIVES   INITIATIVE   IT INITIATIVES    TOTAL
                                               -----------   ----------   --------------   --------
                                                                  (IN THOUSANDS)
Cost of sales and occupancy costs............    $ 1,853       $1,530         $   --       $ 3,383
Operating expenses...........................     19,837           --            357        20,194
General and administrative expenses..........         --           --          3,402         3,402
Restructuring charge.........................     (2,573)          --             --        (2,573)
                                                 -------       ------         ------       -------
                                                 $19,117       $1,530         $3,759       $24,406
                                                 =======       ======         ======       =======

    The following table summarizes the nature of the non-recurring and restructuring charges incurred in the first six months of fiscal 2000:

                                                 FOURTH       INTERNET
                                                 QUARTER     RETAILING
                                               INITIATIVES   INITIATIVE   IT INITIATIVES    TOTAL
                                               -----------   ----------   --------------   --------
                                                                  (IN THOUSANDS)
Non-cash charges for asset write-downs,
  primarily inventory and estimated losses
  related to the change in the extended
  service plan provider......................    $ 9,549       $1,530         $   --       $11,079
Write-down of fixed assets with no future
  utility....................................      3,722           --             --         3,722
Personnel costs and professional fees........      1,096           --          3,759         4,855
Transition expenses related to the
  implementation of the Fourth Quarter
  Initiatives................................      7,323           --             --         7,323
                                                 -------       ------         ------       -------
                                                  21,690        1,530          3,759        26,979

Amounts included in restructuring charge:
  Adjustments to previously recorded
    restructuring charges:
    Exit costs related to the write-down of
      fixed assets and the accrual of future
      rental obligations of the Company's
      fulfillment and configuration
      facility...............................     (5,011)          --             --        (5,011)
    Reserve for future rental obligations for
      closed stores and related lease
      carrying costs and other closing
      costs..................................        183           --             --           183
  Severance and other personnel costs........      2,135           --             --         2,135
  Professional and consulting fees...........        120           --             --           120
                                                 -------       ------         ------       -------
                                                  (2,573)          --             --        (2,573)
                                                 -------       ------         ------       -------
                                                 $19,117       $1,530         $3,759       $24,406
                                                 =======       ======         ======       =======

    FOURTH QUARTER INITIATIVES--The Fourth Quarter Initiatives were announced by the Company on June 24, 1999, as a result of the Company's extensive evaluation of its core businesses. The Fourth Quarter Initiatives were designed to increase gross margins, reduce operating costs, improve customer service, and position the Company to take advantage of additional strategic opportunities. The Company recorded charges related to the Fourth Quarter Initiatives of approximately $67.5 million in the fourth quarter of fiscal 1999, $12.9 million in the first quarter of fiscal 2000, and $6.3 million in the second quarter of fiscal 2000. When fully implemented, the Company believes the Fourth Quarter Initiatives will result in increased productivity and operating efficiencies that should result in annualized cost savings of up to $100 million.

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

    The Company incurred expenses of $62,000 in the second quarter of fiscal 2000 and $207,000 in the first quarter of fiscal 2000 in connection with the streamlining of the training business. Costs incurred in both the first and second quarters of fiscal 2000 related primarily to transition expenses, primarily advertising and marketing expenses, incurred in connection with the implementation of the new organizational structure.

    REORGANIZATION OF TECHNICAL SERVICES BUSINESS--As a result of the evaluation of its technical services business, the Company implemented a strategy to focus on high-volume technical service opportunities, including "break-fix" and on-site warranty and technical services. In addition, the Company outsourced networking and systems configuration services to third-party providers.

    The Company incurred expenses of $37,000 in the second quarter of fiscal 2000 and $29,000 in the first quarter of fiscal 2000 in connection with the reorganization of the technical services business. Costs incurred in both the first and second quarters of fiscal 2000 related primarily to advertising, marketing, and consulting expenses, incurred in connection with the implementation of the new organizational structure.

    REDESIGN OF DIRECT SALES FULFILLMENT AND CONFIGURATION ACTIVITIES--As part of the Fourth Quarter Initiatives, the Company also committed to a plan to redesign its direct sales fulfillment and configuration activities for corporate, government, and education customers by (1) outsourcing the direct sales fulfillment and configuration operations and (2) consolidating the Company's direct sales organization to a regional sales force and central sales support function.

    Costs incurred in connection with the redesign of direct sales fulfillment and configuration activities are as follows:

                                                                        THIRTEEN WEEKS ENDED
                                                             ------------------------------------------
                                                             DECEMBER 25,    SEPTEMBER 25,    JUNE 26,
                                                                 1999             1999          1999
                                                             -------------   --------------   ---------
                                                                           (IN THOUSANDS)
Outsourcing of direct sales fulfillment and configuration
  operations:
  Non-cash charges for asset write-downs, primarily
    commercial inventories.................................     $   --           $ 1,500       $37,000
  Termination of approximately 225 employees and other
    personnel costs........................................          6                52           385
  Exit costs related to the write-down of fixed assets and
    accrual of future rental obligations of the Company's
    fulfillment and configuration facility.................         --            (5,011)       13,813
  Write-down of fixed assets with no future utility........         --             3,722            --
  Other--transition expenses...............................         --                64            --

Consolidation of the Company's direct sales organization:
  Non-cash charges for asset write-downs, primarily
    accounts receivables and fixed assets with no future
    utility................................................        750             1,000         1,623
  Termination of approximately 1,646 employees and other
    personnel costs........................................       (523)            2,363            --
  Professional fees........................................      1,165                --            --
  Transition expenses related to the start-up of the
    Company's new centralized sales and support facility,
    primarily personnel and facility costs.................      1,879             3,307            --
                                                                ------           -------       -------
                                                                $3,277           $ 6,997       $52,821
                                                                ======           =======       =======

    In connection with the outsourcing of the fulfillment of purchase orders from corporate, government, and education customers, the Company has implemented a plan to liquidate the related commercial inventories in its fulfillment and configuration facility and its retail stores. As a result, the Company wrote down the carrying values of such inventories by approximately $37.0 million in the fourth quarter of fiscal 1999 to management's estimates of the net realizable value of such inventories to be generated from vendor returns, liquidation through third parties, and promotional activities in the Company's stores. Based upon the costs of liquidating certain of such inventories in the first quarter of fiscal 2000 and its estimates of the costs to liquidate the remaining inventories, the Company increased its previous estimate of the write-down of its commercial inventories by $1.5 million in the first quarter of fiscal 2000. The Company liquidated a substantial portion of such inventories in the first and second quarters of fiscal 2000 and anticipates the liquidation of the remaining commercial inventories by the end of the third quarter of fiscal 2000.

    In August 1999, the Company discontinued the fulfillment and configuration activities previously conducted in its Dallas/Fort Worth-area fulfillment and configuration facility. At that time, purchase orders from corporate, government, and education customers began to be fulfilled by Ingram Micro Inc. ("Ingram Micro"). Based upon its outsourcing of its direct sales fulfillment and configuration operations to Ingram Micro, the Company believed it would abandon its centralized fulfillment and configuration facility. Accordingly, the Company recorded a charge in the fourth quarter of fiscal 1999 of approximately $11.6 million to write down the carrying value of those fixed assets it believed would be abandoned and had no future utility to the Company and a charge of approximately $2.2 million for the estimated remaining lease rental obligations and other carrying costs, net of subrental income, associated with that facility prior to the expiration of the lease term in 2008. In the first quarter of fiscal 2000, the Company determined that it would be able to redeploy certain portions of the centralized fulfillment and configuration facility in its ongoing operating activities, primarily the Company's call center operations. As a result, in the first quarter of fiscal 2000 the Company reversed the previously recorded charge of $2.2 million for estimated remaining net lease rental obligations and reduced the previously recorded estimate of the exit costs related to the fixed assets to be abandoned by $2.8 million. The Company redeployed certain of the assets located in the former centralized fulfillment and configuration facility in its ongoing operating activities. In the first quarter of fiscal 2000, the Company recorded a $3.7 million write-down of the assets in the facility that had no future utility for the Company's ongoing activities.

    In August 1999, the Company organized a regional sales force and central sales support function and opened a new 80,000 square-foot call center in the Dallas/Fort Worth area to accommodate this function. Previously, each store maintained a separate direct sales force. As a result of the consolidation of the direct sales organization and the outsourcing of its direct sales fulfillment and configuration operations, the Company terminated approximately 1,871 employees in August 1999 who were previously responsible for the direct sales activities conducted through the Company's stores and the Company's centralized fulfillment and configuration facility. Costs incurred in connection with these termination actions and other personnel costs related to the redesign of the Company's direct sales fulfillment and configuration activities to its corporate, government, and education customers aggregated approximately $385,000 in the fourth quarter of fiscal 1999 and approximately $2.4 million in the first quarter of fiscal 2000. In the second quarter of fiscal 2000, the Company reversed approximately $517,000 of the previously recorded severance expenses based upon actual severance payments made.

    In connection with the implementation of its plan to redesign its direct sales fulfillment and configuration activities to corporate, government, and education customers, the Company incurred costs of approximately $3.4 million in the first quarter of fiscal 2000 and $3.0 million in the second quarter of fiscal 2000, primarily for start-up personnel, training, and facilities costs related to the Company's new centralized direct sales and support facility located in the Dallas/Fort Worth area as well as professional fees.

    EVALUATION OF THE COMPANY'S STORES--In connection with the Fourth Quarter Initiatives, the Company analyzed each of its retail stores in terms of profitability and growth potential and closed four stores in July 1999. The Company incurred costs of $718,000 in the first quarter of fiscal 2000 related to the closing of these stores. Such costs related primarily to the write-down of inventories, employee terminations, and other closing costs. The Company will continue to analyze its retail stores in terms of profitability and growth potential and anticipates the possible closure of an additional five to ten underperforming stores.

    CHANGE IN EXTENDED SERVICE PLAN PROVIDER--In June 1999, in response to a proposed premium rate increase related to the then-current extended service plan program (the "Prior ESP Program"), the Company terminated the Prior ESP Program. In July 1999, the Company implemented a new extended service plan program utilizing new administration and insurance companies. As a result of the foregoing, the Company established reserves for estimated costs of $2.0 million in the fourth quarter of fiscal 1999, $4.2 million in the first quarter of fiscal 2000, and $1.8 million in the second quarter of fiscal 2000 associated with certain unresolved issues with the administrator of the Prior ESP Program, primarily related to repair services provided by the Company to the administrator of the Prior ESP Program, as well as repair services provided by the Company subsequent to the termination of the Prior ESP Program.

    The administration of the extended service plans sold pursuant to the Prior ESP Program is the responsibility of the administrator of the Prior ESP Program and/or the insurance companies that insured the administration obligations of the Prior ESP Program. In July 1999, the Company elected, for business and customer relations reasons, to provide supplemental administrative services to purchasers of extended service plans sold pursuant to the Prior ESP Program who experienced difficulty in obtaining services from the administrator of the Prior ESP Program. The Company incurred and expensed costs of approximately $748,000 in the first quarter of fiscal 2000 and $1.1 million in the second quarter of fiscal 2000 in connection with providing these supplemental administrative services. However, the Company is currently seeking reimbursement from the insurance companies of the costs incurred by the Company in fiscal 2000 in providing these supplemental services. The Company believes it is entitled to full reimbursement of such costs and, during the third quarter of fiscal 2000, the Company expects to consummate an arrangement with the insurance companies for the reimbursement of such costs. In addition, the Company expects, during the third quarter of fiscal 2000, to reach an agreement with the insurance companies regarding the future administration of the Prior ESP Program. Depending upon the outcome of these negotiations, the Company may (1) record a charge for the estimated additional costs related to the supplemental and future administration of the Prior ESP Program, to the extent such costs are not reimbursed by the insurance companies, or (2) reverse previously recorded expenses related to supplemental administrative services in the event such expenses are subsequently reimbursed.

    INTERNET RETAILING INITIATIVE--In March 1999, the Company completed the formation of CompUSA Net.com by contributing to it the net assets of the Company's CompUSA Direct division. Prior to the formation of CompUSA Net.com, the Company conducted its mail order, fulfillment, and retail Internet sales operations through CompUSA Direct. Concurrent with the formation of CompUSA Net.com, the Company announced plans to change the operations of CompUSA Net.com to an Internet-only business. Beginning in the fourth quarter of fiscal 1999, the mail order and other non-Internet sales operations previously conducted by CompUSA Direct were phased out or transferred to the Company. In October 1999, the Company transferred CompUSA Net.com's Internet business to cozone.com l.l.c., an indirect subsidiary of the Company. Another indirect subsidiary, cozone.com inc., is the sole manager of cozone.com l.l.c. These two subsidiaries are collectively referred to in these consolidated financial statements as "cozone.com."

    The Company incurred costs of approximately $1.5 million in the first quarter of fiscal 2000 related to the implementation of its Internet retailing strategy, primarily the write-down of inventories not consistent with this strategy to their estimated net realizable value upon liquidation with a third party.

    Due to lower-than-expected net sales at cozone.com in the second quarter of fiscal 2000, the Company is currently reevaluating the role of cozone.com in the Company's overall Internet retailing strategy. Depending on the outcome of this evaluation, the Company may incur additional charges or require additional capital related to a change in the Company's Internet retailing strategy.

    IT INITIATIVES--In the fourth quarter of fiscal 1998, the Company committed to a new information technology ("IT") strategy. Pursuant to this strategy, the Company outsourced substantially all of its IT processes to a third-party service provider. In addition, the Company selected an Enterprise Resource Management ("ERM") system in fiscal 1999 to replace a substantial portion of the Company's existing IT systems. The Company implemented the first phases of the ERM system in July and August 1999 and expects to complete the final implementation of the ERM system in the first half of fiscal 2001. The Company incurred non-recurring charges of approximately $2.3 million in the first quarter of fiscal 2000 and $1.5 million in the second quarter of fiscal 2000 related primarily to the outsourcing of its IT operations and training and other non-capitalizable costs incurred in connection with the implementation of the ERM system.

    In connection with its IT Initiatives, the Company expects to incur additional costs of approximately $2 to $3 million in each remaining quarter of fiscal 2000. The Company anticipates the completion of its IT Initiatives in the first half of fiscal 2001.

    COMPUTER CITY TRANSITION--The Company incurred costs of approximately $2.6 million in the first quarter of fiscal 1999 and $4.6 million in the second quarter of fiscal 1999 related to the training of personnel at the former Computer City stores and other costs necessary to convert the former Computer City stores to CompUSA Computer Superstores. These costs included a $2.4 million charge taken in the first quarter of fiscal 1999 for the closure of CompUSA Computer Superstores in markets where a former Computer City store remained open in close proximity to the closed CompUSA Computer Superstore.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 25, 1999, total assets were $1.56 billion, $1.13 billion of which were current assets, including $204.9 million of cash and cash equivalents. Net cash provided by operating activities for the first six months of fiscal 2000 was $143.6 million, compared with $313.8 million for the first six months of fiscal 1999.

    In excess of three-fourths of the Company's net sales during the first six months of both fiscal 2000 and fiscal 1999 were sales for which the Company received payment at the time of sale either in cash, by check, or by third-party credit card. The remaining net sales were primarily sales for which the Company provided credit terms to corporate, government, and education customers.

    Merchandise inventories increased to $736.2 million at December 25, 1999, from $667.5 million at June 26, 1999. The increase in merchandise inventories is primarily attributable to inventories at the ten Computer Superstores opened in the first six months of fiscal 2000, partially offset by the closure of four stores in the first quarter of fiscal 2000. At December 25, 1999, inventory per store was $3.3 million compared with $3.7 million at December 26, 1998. This decrease in inventory per store was primarily due the liquidation of commercial inventories in the first and second quarters of fiscal 2000 in connection with the Company's outsourcing of the fulfillment of purchase orders from corporate, government, and education customers and the related reduction of commercial inventories held by the Company's fulfillment and configuration facility.

    Capital expenditures during the first six months of fiscal 2000 were $97.0 million, compared with capital expenditures of $36.4 million during the first six months of fiscal 1999. The following table sets forth the capital expenditures for the first six months of fiscal 2000 and the first six months of fiscal 1999:

                                                         TWENTY-SIX WEEKS ENDED
                                                      -----------------------------
                                                      DECEMBER 25,    DECEMBER 26,
                                                          1999            1998
                                                      -------------   -------------
                                                             (IN THOUSANDS)
New stores..........................................     $ 5,129         $ 6,312
Existing stores.....................................      11,696          10,973
Computer City store conversions.....................          --           7,476
Direct sales call center............................       6,545              --
Information technology initiatives..................      56,045           3,392
Corporate and other.................................      17,626           8,238
                                                         -------         -------
                                                         $97,041         $36,391
                                                         =======         =======

    The Company opened ten Computer Superstores during the first six months of fiscal 2000 and plans to open no additional new stores during the remainder of fiscal 2000. The Company currently anticipates capital expenditures of approximately $150 million in fiscal 2000, including capital expenditures of approximately $100 million related to the IT Initiatives. Excluding the effects of new store openings, the Company's greatest short-term capital requirements occur during the second fiscal quarter to support a higher level of sales in that quarter. Short-term capital requirements are satisfied primarily by available cash and cash equivalents and vendor and bank financing.

    Effective June 30, 1999, the Company entered into a three-year secured revolving credit agreement (the "Credit Agreement") with a consortium of banks and financial institutions that provides for borrowings and letters of credit up to a maximum of $500 million, with letters of credit not to exceed $100 million. Borrowings under the Credit Agreement are subject to a borrowing base (the "Borrowing Base") that is equal to the sum of (a) 85% of eligible accounts receivable, as defined, and (b) an amount equal to the lowest of (i) 65% of the lower of cost or market value of eligible inventory, as defined, (ii) 85% of appraised liquidation value, as defined, of eligible inventory or (iii) $400 million, less (c) outstanding letters of credit. The Borrowing Base may also be reduced by certain reserves provided for in the Credit Agreement in the event borrowings and letters of credit under the Credit Agreement exceed 50% of the Borrowing Base without reduction for letters of credit or such reserves. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets, excluding those of cozone.com and CompUSA Net.com. The Credit Agreement requires the Company to maintain a minimum fixed charge coverage ratio in the event the amount available for future borrowings under the Credit Agreement is less than $75 million. As of December 25, 1999, the Company had approximately $446.5 million of availability under the Credit Agreement, against which the Company had $100.0 million of outstanding borrowings and $28.1 million of outstanding letters of credit.

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

    The Credit Agreement contains a provision applicable in the event of a change in control of the Company. Consummation of the transaction contemplated by the Merger Agreement would violate the change in control provision in the Credit Agreement. If the Company were to violate this provision, the lenders under the Credit Agreement would have the right to demand immediate payment of all outstanding amounts of principal and interest under the Credit Agreement. In addition, if the lenders accelerated the payment of more than $35 million of indebtedness under the Credit Agreement, the Company would be in default on the Seller Note and certain other financing agreements. The Company expects to commence discussions with the lenders in the near future regarding these matters and believes that a satisfactory resolution will be reached. The Company therefore believes that its available cash and cash equivalents, funds generated by operations, currently available vendor and floor plan financing, lease financing, and funds available under the Credit Agreement should be sufficient to finance its continuing operations and expansion plans through the end of fiscal 2000 and to make all required payments of interest on the Seller Note and outstanding borrowings under the Credit Agreement. The level of future expansion will be contingent upon the availability of additional capital.

INFLATION

    While inflation has not had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurances that the Company's business will not be affected by inflation in the future.

YEAR 2000 ISSUE

    The Company undertook various initiatives to ensure that its computer equipment and software would function properly with respect to dates in the year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, sprinkler systems, fax machines, or other miscellaneous systems. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company completed its Year 2000 identification, assessment, remediation, and testing efforts related to its IT systems, which began in October 1996, in December 1999.

    The Company incurred costs of approximately $4.8 million for its Year 2000 identification, assessment, remediation, and testing efforts, which expenditures were funded from operating cash flows. Such amount represents approximately 3% of the Company's total IT expenditures for fiscal 1997 through fiscal 1999. All of the $4.8 million related to analysis, repair, or replacement of existing software, upgrades to existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 IT efforts were not materially delayed or impacted by Year 2000 initiatives.

    Some government and large corporate customers required the Company to represent and warrant to them that all of the products the Company sold to them were Year 2000 compliant. The Company is a defendant in one lawsuit involving Year 2000 issues, and these factors may lead to additional claims whose impact on the Company is not currently estimable. No assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

    The Company has not experienced any material Year 2000 compliance problems and, to the Company's knowledge, none of its significant vendors, service providers, or customers have suffered material problems related to Year 2000 compliance that the Company believes are likely to materially adversely affect the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. The Credit Agreement provides for borrowings that bear interest at variable rates based on either a prime rate or the London Interbank Offering Rate. At December 25, 1999, the Company had approximately $446.5 million of availability under the Credit Agreement, against which the Company had $100.0 million of outstanding borrowings and $28.1 million of outstanding letters of credit. The Senior Subordinated Notes, which required the Company to make semi-annual interest payments at a fixed interest rate of 9 1/2% per annum, were paid in full on August 3, 1999. In addition, the Seller Note requires the Company to make semi-annual installment payments with a fixed interest rate of 9.48% per annum. The Company believes, because of the retirement of the Senior Subordinated Notes, the fixed nature of the interest charges of the Seller Note, and current variable-rate indebtedness of $100.0 million, that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations, and cash flows should not be material.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    Note 7 of the Notes to Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference as if fully restated herein. Note 7 contains forward-looking statements that are subject to the risks and uncertainties discussed in Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on November 3, 1999. The following are the results of certain matters voted upon at the meeting:

    (a) With respect to the election of directors whose terms expired in 1999, shares were voted as follows:

                                           WARREN D.     KEVIN J.     BARRY L.
                                            FELDBERG      ROCHE       WILLIAMS
                                           ----------   ----------   ----------
For......................................  86,011,225   86,012,135   86,010,732
Withheld.................................   3,303,461    3,302,551    3,303,954
                                           ----------   ----------   ----------
Total....................................  89,314,686   89,314,686   89,314,686
                                           ==========   ==========   ==========

    Messrs. Feldberg, Roche, and Williams were elected for terms expiring on the date of the annual meeting of stockholders in 2002. The following members of the Board of Directors have terms expiring on the date of the annual meeting of stockholders in the years indicated: James F. Halpin and Lawrence Mittman--2000, and Giles H. Bateman, Leonard L. Berry, Ph.D., and Morton E. Handel--2001.

    (b) With respect to the amendments to the Company's Long-Term Incentive Plan to, among other things (i) increase by 7,500,000 the number of shares of Common Stock authorized for issuance thereunder and (ii) extend the term thereof through August 31, 2009, shares were voted as follows:

For.........................................................  23,272,191
Against.....................................................  15,808,552
Abstentions.................................................     455,049
                                                              ----------
Total.......................................................  39,535,792
                                                              ==========

    (c) With respect to the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for its 2000 fiscal year, shares were voted as follows:

For.........................................................  88,201,242
Against.....................................................     826,393
Abstentions.................................................     287,051
                                                              ----------
Total.......................................................  89,314,686
                                                              ==========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


        2.1     Merger Agreement among Grupo Sanborns, S.A. de C.V., TPC
                  Acquisition Corp. and the Company, dated as of January 23, 2000. (1)

        3.1     Restated and Amended Certificate of Incorporation. (2)

        3.2     Restated and Amended Bylaws. (3)

        4.1     Amendment No. 1 to Rights Agreement between the Company and
                  American Stock Transfer & Trust Company, dated as of
                  January 23, 2000. (1)

       10.1     CompUSA Inc. Amended and Restated Supplemental Bonus and
                  Retention Plan. (4)

       10.2     Amendment No. 3 to the CompSavings Plan for Employees of
                  CompUSA Inc. and Trust dated December 22, 1999. (4)

       21       Subsidiaries. (5)

       27.1     Financial Data Schedule. (6)

       27.2     Restated Financial Data Schedule for the six months ended
                  December 26, 1998. (6)

       27.3     Restated Financial Data Schedule for the six months ended
                  December 27, 1997. (6)

                Exhibits 10.1 and 10.2 constitute management compensation
                  plans or contracts.

    (b) Reports on Form 8-K.

    1. Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2000, containing certain unaudited supplemental quarterly financial and operating data with respect to the Company's results of operations for the fiscal year ended June 26, 1999.

    2. Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2000, in connection with the execution of a definitive merger agreement among Grupo Sanborns, S.A. de C.V., TPC Acquisition Corp. and the Company.

------------------------

(1) Previously filed as an exhibit to the Company's Report on Form 8-K filed on January 26, 2000, and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 1994, and incorporated herein by reference.

(4) Filed herewith.

(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1999, and incorporated herein by reference.

(6) Included with EDGAR version only.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CompUSA Inc.

Date: February 8, 2000                       By:             /s/ JAMES E. SKINNER
                                                  ------------------------------------------
                                                               James E. Skinner
                                                           Executive Vice President,
                                                     Chief Financial Officer and Treasurer
                                                      (Principal Financial and Accounting
                                                                   Officer)